Form 10QSB
period 1996-06-30
HURON NATIONAL BANCORP INC
filed 1996-08-16
CIK 861617

[ARTICLE] 9

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                       3,162,769
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                  2,486,862
[INVESTMENTS-CARRYING]                       4,654,963
[INVESTMENTS-MARKET]                         4,659,871
[LOANS]                                     18,423,942
[ALLOWANCE]                                    161,025
[TOTAL-ASSETS]                              29,330,150
[DEPOSITS]                                  26,683,641
[SHORT-TERM]                                         0
[LIABILITIES-OTHER]                            274,676
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       625,000
[OTHER-SE]                                   1,746,833
[TOTAL-LIABILITIES-AND-EQUITY]               2,371,833
[INTEREST-LOAN]                                842,514
[INTEREST-INVEST]                              202,840
[INTEREST-OTHER]                                39,520
[INTEREST-TOTAL]                             1,084,874
[INTEREST-DEPOSIT]                             522,970
[INTEREST-EXPENSE]                             522,970
[INTEREST-INCOME-NET]                          561,904
[LOAN-LOSSES]                                   18,000
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                393,282
[INCOME-PRETAX]                                222,226
[INCOME-PRE-EXTRAORDINARY]                     222,226
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   150,051
[EPS-PRIMARY]                                     2.40
[EPS-DILUTED]                                     2.40
[YIELD-ACTUAL]                                    4.42
[LOANS-NON]                                     19,867
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                60,299
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                               144,100
[CHARGE-OFFS]                                    2,155
[RECOVERIES]                                     1,080
[ALLOWANCE-CLOSE]                              161,025
[ALLOWANCE-DOMESTIC]                            65,853
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                         95,172