Form 10QSB/A
period 1996-06-30
HURON NATIONAL BANCORP INC
filed 1996-10-03
CIK 861617

HURON NATIONAL BANCORP, INC.
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Huron National Bancorp, Inc.
                                      Registrant

August 8, 1996                        Michael L. Cahoon
Date                                  Michael L. Cahoon
                                      President and Chief Executive Officer

August 8, 1996                        Paulette D. Kierzek
Date                                  Paulette D. Kierzek
                                      Chief Financial Officer