Form 10QSB/A
period 1996-09-30
HURON NATIONAL BANCORP INC
filed 1996-11-12
CIK 861617

[ARTICLE] 9
[MULTIPLIER]  1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               SEP-30-1996
[CASH]                                       3,807,687
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                  2,239,760
[INVESTMENTS-CARRYING]                       4,472,509
[INVESTMENTS-MARKET]                         4,472,509
[LOANS]                                     19,123,406
[ALLOWANCE]                                    167,286
[TOTAL-ASSETS]                              30,233,262
[DEPOSITS]                                  27,501,353
[SHORT-TERM]                                         0
[LIABILITIES-OTHER]                            279,801
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       625,000
[OTHER-SE]                                   1,827,108
[TOTAL-LIABILITIES-AND-EQUITY]               2,452,108
[INTEREST-LOAN]                              1,280,426
[INTEREST-INVEST]                              300,569
[INTEREST-OTHER]                                56,501
[INTEREST-TOTAL]                             1,637,496
[INTEREST-DEPOSIT]                             796,024
[INTEREST-EXPENSE]                             796,024
[INTEREST-INCOME-NET]                          841,472
[LOAN-LOSSES]                                   27,000
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                586,326
[INCOME-PRETAX]                                335,776
[INCOME-PRE-EXTRAORDINARY]                     335,776
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   230,354
[EPS-PRIMARY]                                     3.69
[EPS-DILUTED]                                     3.69
[YIELD-ACTUAL]                                    4.37
[LOANS-NON]                                     39,952
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                35,971
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                               144,100
[CHARGE-OFFS]                                    4,969
[RECOVERIES]                                     1,155
[ALLOWANCE-CLOSE]                              167,286
[ALLOWANCE-DOMESTIC]                            68,904
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                         92,382



