Form 10QSB/A
period 1996-09-30
HURON NATIONAL BANCORP INC
filed 1996-12-27
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-QSB
(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

                    For the Quarterly period ended September 30, 1996
                           Commission File Number 0-19181

                               HURON NATIONAL BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

                  Michigan                             38-2855012
     (State or other jurisdiction of          (IRS employer Identification No.)
      incorporation or organization)

         200 East Erie Street, Rogers City, Michigan           49779
          (Address of principal executive offices)           (Zip Code)

                    Telephone Number including area code: (517) 734-4734

  Check whether the issuer (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter periods that the registrant was required to file such reports), and
  (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

  State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

    $10.00 par value of common stock       62,500 shares as of November 1, 1996
               (Class)                                  (Outstanding)

  Transitional Small business Disclosure Format (check one): Yes[X]  No[ ]

                             HURON NATIONAL BANCORP, INC.
                                     CONTENTS

Part I     FINANCIAL INFORMATION
Item 1     Consolidated Balance Sheets
            September 30, 1996 (unaudited) and December 31, 1995............ 2
           Consolidated Statements of Income (Unaudited)
            Three and nine month periods ended September 30, 1996 and 1995.. 3 Consolidated Statements of Cash Flows (Unaudited)
            Nine month periods ended September 30, 1996 and 1995............ 4
           Consolidated Statements of Shareholders' Equity (Unaudited)
            Nine month periods ended September 30, 1996 and 1995............ 5
           Notes to the Consolidated Financial Statements (Unaudited)....... 6
Item 2     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 8
Part II    OTHER INFORMATION
           Item 1 - Legal Proceedings.......................................15
           Item 2 - Change in Securities....................................15
           Item 3 - Defaults upon Senior Securities.........................15
           Item 4 - Submission of Matters to a Vote of Securities Holders...15
           Item 5 - Other Information.......................................15
           Item 6 - Exhibits and Reports on Form 8-K........................15
           Index to Exhibits................................................16
           Signatures.......................................................17

                             HURON NATIONAL BANCORP, INC.
                             CONSOLIDATED BALANCE SHEETS
                                         (unaudited)
                                          Sept 30,         December 31,
                                            1996               1995
ASSETS
  Cash and due from banks              $ 3,207,687        $ 2,847,727
  Federal funds sold                       600,000          1,000,000
    Total cash and cash equivalents      3,807,687          3,847,727
  Securities:
    Available for Sale
     U.S. Treasury                       1,237,574            503,750
     U.S. Agency                         1,002,186          1,269,275
    Held to maturity:
     U.S. Agency                         1,754,301          1,983,926
     Tax Exempt Bonds and Notes          1,244,207            675,746
     Corporate Notes                     1,474,001          1,136,014
      Total securities                   6,712,269          5,568,711
  Loans
    Commercial                           2,751,839          2,246,982
    Real Estate                         10,191,019          9,690,077
    Installments                         6,180,548          5,783,844
     Total Loans                        19,123,406         17,720,903
  Allowance for loan losses               (167,286)          (144,100)
     Net loans                          18,956,120         17,576,803
  Bank premises and equipment-net          430,059            421,508
  Accrued interest receivable              254,711            227,277
  Other assets                              72,416            109,593
      Total Assets                      30,233,262         27,751,619

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Deposits
    Non interest-bearing transaction
     accounts                          $ 3,616,453        $ 3,045,265
    Interest-bearing transaction
     accounts                            3,551,001          3,786,097
    Savings                              6,405,176          6,512,733
    Time                                13,928,723         11,932,970
     Total deposits                     27,501,353         25,277,065
  Accrued interest payble                   64,622             55,568
  Other liabilities                        215,179            184,064
     Total liabilities                  27,781,154         25,516,697
Shareholders' Equity
  Common stock, $10 par value:
   100,000 shares authorized
   and 62,500 outstanding                  625,000            625,000
  Paid in capital                          625,000            625,000
  Retained earnings                      1,202,832            972,478
  Net unrealized gain (loss) on
   securities available for sale,
   net of income tax                          (724)            12,444
     Total shareholders' equity          2,452,108          2,234,922
     Total liabilities and
       shareholders' equity            $30,233,262        $27,751,619

Page 2

See notes to the interim consolidated financial statements.

                       HURON NATIONAL BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                 Three Months Ended      Nine Months Ended
                                 Sept 30,    Sept 30,    Sept 30,   Sept 30,
Interest Income
  Loans, including fees          $437,912    $413,891   $1,280,426 $1,210,838
  Federal funds sold               16,420      21,737       54,814     45,085
  Securities available for sale:
    U.S. Treasury                  18,385       6,270       44,563     19,685
    U.S. Government agencies       12,685      14,586       51,575     41,284
  Securities held to maturity:
    U.S. Government agencies       31,314      28,797      109,551     86,092
    Tax exempt bonds and notes     11,570       9,147       30,489     16,083
    Corporate notes                23,776      17,683       64,391     53,152
  Federal reserve stock               563         563        1,687      1,687
      Total interest income       552,625     512,674    1,637,496  1,473,906

Interest Expense
  Deposits                        273,053     232,029      796,024    636,115

Net Interest Income               279,572     280,645      841,472    837,791

Provision for loan losses           9,000       9,000       27,000     24,500

Net Interest Income after
 Provision for Loan Losses        270,572     271,645      814,472    813,291

Non-Interest Income
  Service charges                  25,558      26,296       74,908     87,468
  Other                            10,467      28,120       32,722     51,295
    Total non-interest income      36,025      54,416      107,630    138,763

Non-Interest Expense
  Salaries and benefits            97,945      95,341      286,555    274,744
  Premises and equipment           26,288      34,467       85,042    103,692
  Legal and accounting fees        15,886      12,015       43,520     39,658
  FDIC insurance                      500       4,470        1,500     30,157
  Other operating expense          52,428      47,818      169,709    170,191
    Total non-interest expense    193,047     194,111      586,326    618,442

Income Before Income Tax          113,550     131,950      335,776    333,612

Provision for Income Tax           33,247      40,535      105,422    112,446
Net Income                       $ 80,303    $ 91,415    $ 230,354  $ 221,166
Net Income Per Share             $   1.28    $   1.46    $    3.69  $    3.54

Page 3

See notes to the interim consolidated financial statements.

                       HURON NATIONAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                      Nine Months Ended
                                                     Sept 30,    Sept 30,
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $  230,354  $  221,166
  Adjustments to reconcile net income
   to net cash from operating activities
      Depreciation and amortization                     25,642      45,419
      Net premium amortization and
       discount accretion on securities                 31,211      44,417
      Provision for loan losses                         27,000      24,500
      Gains on sales of loans                                       15,400
      Increase/(decrease) in cash
       from change in assets
       and liabilities:
         Interest receivable                           (27,434)    (29,648)
         Other assets                                   36,079      22,702
         Interest payable                                9,054      16,322
         Other liabilities                              37,899     (76,824)
          Net cash from operating activities           369,805     283,454

CASH FLOWS FORM INVESTING ACTIVITIES
  Purchase of securities available for sale           (989,086)   (508,514)
  Purchase of securities held to maturity           (2,137,540) (3,233,471)
  Proceeds from maturities/calls of securities
   available for sale                                  500,000
  Proceeds from maturities/calls of
   securities held to maturity                       1,433,000   3,158,000
  Net increase in loans                             (1,406,317)   (593,180)
  Purchase of property and equipment                   (34,192)    (23,458)
          Net cash from financing activites         (2,634,135) (1,200,623)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase/(decrease) in deposit
  accounts net cash from financing activities        2,224,290   1,241,720

NET INCREASE/(DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      (40,040)    324,511

CASH AND CASH EQUIVALENTS AT:
 BEGINNING OF PERIOD                                 3,847,727   3,083,455

END OF PERIOD                                       $3,807,687  $3,408,006

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                         $ 786,970   $ 619,793
    Federal income tax                               $  60,625   $ 198,709

Page 4

See notes to the interim consolidated financial statements.

                           HURON NATIONAL BANCORP, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
             For the Nine Month Periods ended September 30, 1996 and 1995
                                                    Net Unrealized
                                                      Gain/(Loss)
                                                     On Securities
                                                       Available
                                                        For Sale    Total
                         Common    Paid In   Retained    Net of  Shareholders'
                          Stock    Capital   Earnings  Income Tax   Equity
Balance at               $625,000  $625,000 $  744,396  $ (6,201) $1,988,195
 January 1, 1995
  Net income                                   221,166               221,166

Change in unrealized
 gain (loss) on
 securities available
 for sale, net of tax                                    10,589       10,589

Balance at
 September 30, 1995      $625,000  $625,000 $  965,562  $ 4,388   $2,219,950

Balance at
 January 1, 1996         $625,000  $625,000 $  972,478  $12,444   $2,234,922

  Net Income                                            230,354      230,354

Change in unrealized
 gain (loss) on
 securities available
 for sale, net of tax                                   (13,168)     (13,168)

Balance at
 September 30, 1996     $625,000  $525,000  $1,202,832  $  (724)  $2,452,108

Page 5

See notes to the interim consolidated financial statements.

                     HURON NATIONAL BANCORP, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Huron National Bank after elimination of significant inter-company transactions and accounts.
    The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 1995.
2. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1996 and December 31, 1995, and the results of operations for the nine month periods ended September 30, 1996 and 1995.
3. During the nine month period ended September 30, 1996, there were no sales of securities available for sale. For this period, the change in net unrealized holding gain or loss on securities available for sale was an unrealized gain of $19,953. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated market value of securities held to maturity as of September 30, 1996 and December 31, 1995 was $4,413,000 and $3,856,000, respectively.
4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. An analysis of changes in the allowance for loan losses follows:

                                            Nine Months Ended     Year Ended
                                                 Sept 30,        December 31,
                                             1996        1995        1995
       Balance at beginning of period      $144,100   $147,729     $147,729
       Additions/(Deductions)
         Provisions charged to operating
          expense                            27,000     24,500       33,500
         Recoveries credited to allowance     1,155      2,871        2,921
         Loans charged-off                   (4,969)   (23,578)     (40,050)
       Balance at end of period            $167,286   $151,522     $144,100

    Loans on non-accrual status, loans past due 90 days or more and troubled debt restructuring approximated $75,923 at September 30, 1996 and $12,955 at December 31, 1995 as shown in the following table:

                                                 Sept 30,       December 31,
                                             1996        1995       1995
       Past due 90 days or more            $     0    $     0     $     0
       Nonaccrual                           39,952     37,811       3,424
       Restructured                         35,971      9,909       9,531
         Totals                            $75,923    $47,720     $12,955

    Loans past due ninety days or more, nonaccruals and restructured loans have adequate levels of collateral and/or loans are guaranteed and the Bank does not expect any significant loss. The increase in restructured loans include five installment loans in which terms were restructured within the nine months ending September 30, 1996.
5. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.
6. Earnings per share are computed using the weighted average number of shares outstanding. The number of shares used in the computations of earnings and dividends per share were 62,500 for 1996 and 1995.
7. As of September 30, 1996, the Bank had outstanding commitments to make loans totaling $694,201 and outstanding letters of credit of $160,968.

                                 HURON NATIONAL BANCORP, INC.
                         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated financial statements of the Registrant and its wholly-owned subsidary. The discussion should be read in conjunction with those statements.

Introduction

The Bank was organized in 1980 under the laws of the United States. Located in a rural northern Michigan area, this community bank has achieved a moderate growth pattern consistent with maintaining a reasonable asset to capital ratio.

Summary of Financial Position

Total assets at September 30, 1996 increased from December 31, 1995 by 8.94%, or $2,481,643. This increase primarily was the result of an increase in loans and securities. This increase was funded mostly by an increase in non-interest bearing transaction accounts and time certificates of deposit. The loan to deposit ratio decreased from 70.11% at December 31, 1995 to 69.54% at September 30, 1996 as the increase in deposits outpaced the loan increase. The allowance for loan losses increased by $23,186 in response to the rise in loans.

During the first three quarters of 1996, the Bank has seen a migration of balances from trnasaction and savings accounts to time deposits. Time deposits increased by $1,995,753 as depositors are now committing funds for an extended period of time due to a slight increase in rates. The increase in total deposits of 8.80% or $2,224,288 from December 31, 1995 to September 30, 1996 is also impacted by changing deposit rates and service charge pricing by institutions in Presque Isle County.

Results of Operations

Net income for the nine months ended September 30, 1996 totaled $230,354 compared to $221,166 in 1995. The increase is primarily the result of an increase of $163,590 in interest income, offset by an increase in interest expense of $159,909.

The provision for loan losses for the nine months periods ended September 30, 1996 was $27,000 compared to $24,500 for the same period in 1995.

It is managemen'ts intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The slight increase in the provision corresponds to the rise in outstanding loan balances.

Non-interest income for the nine months ended September 30, 1996 totaled $107,630 compared to $138,763 in 1995. The decrease was primarily related to service charges on returned checks and early redemption penalities on deposits.

Non-interest expense for the nine months ended September 30, 1996 totaled $586,326 compared to $618,442 in 1995. There was a significant decrease of $28,657 in FDIC insurance due to a general reduction in assessment rates, and lesser decreases in premises and equipment and other operating expenses. Salaries and benefits increased by $11,811 due to normal salary increases and a rise in health insurance costs.

The effective federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 32.5% and 35.7% for the nine month periods ended September 30, 1996 and 1995, respectively. This decrease between periods is primarily the result of an increase in interest income which is exempt from Federal income tax.

Analysis of Net Interest Income

The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings. The following three tables summarize the components of and the changes in net interest income. For purposes of this analysis, tax exempt interest on loans and investments has been increased to an amount comparable to interest subject to federal income taxes. This taxable equivalent adjustment is based on a federal income tax rate of 34%.

   Net Interest Income                       Nine Months Ended Sept 30,
  (In Thousands)                                   1996       1995
     Interest Income (fully taxable
      equivalent basis)                          $ 1,654     $ 1,482
     Interest Expense                                796         363
     Net Interest Income (fully taxable
      equivalent basis)                          $   858     $   846
        Increase in Net Interest Income          $    12     $    10
        Percent increase of Net Interest Income     1.40%       1.16%

The two variables that have the most significant effect on the change in the net interest income are volume and rate. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Illustrated in the two tables below, the Bank had an increase in net interest income primarily due to loan growth with minimal changes of interest rates. The interest income was offset by increases of interest expense where the volume in certificates of deposits grew significantly and provided the primary source for funding of loan growth and purchase of securities. Overall, net interest income did not significantly change compared to the prior nine month period ended September 30, 1995.


    Change in Net Interest Income                  1996 Over 1995
    (in thousands)                                 Change Due to:
    Interest Income                           Volume    Rate     Total
      Loans                                   $  60    $  10     $  70
      Taxable investment securities              67        2        69
      Nontaxable investment securities
       (fully taxable equivalent basis)          28       (5)       23
      Federal funds sold                         14       (4)       10
        Total Interest Income                   169        3       172

    Interest Expense
      Interest bearing DDA                       (1)       0        (1)
      Savings                                    (3)       0        (3)
      Time deposits                             124       40       164
        Total Interest Expense                  120       40       160
    Net Interest Income                       $  49    $ (37)    $  12

The table below summarizes the Bank's average balances, interest income/expense, interest rates and net yield on earning assets. The net yield on earning assets employs an effective cost of funds by recognizing interest-free liabilities and shareholders' equity which fund earning assets, and is computed by dividing net interest income by interest earning assets.

Interest Rate Spread and Net             Nine Months Ended September 30,
Yield on Earning Assets                   1996                    1995
(in thousands)                  Average                 Average
                                Balance Interest Rate   Balance Interest Rate
Assets
Loans                           $18,179  $1,280  8.42%  $17,331  $1,212  9.34%
Taxable investment securities 5,750 270 6.28% 4,316 200 6.20% Nontaxable investment securities
(fully taxable equivalent basis)    915      47  6.86%      388      24  8.40%
Federal funds sold                1,386      55  5.29%    1,045      45  5.77%
Other                                38       2  5.94%       37       1  5.94%
  Total Interest Earning Assets  26,268   1,654  8.42%   23,117   1,482  8.57%

Liabilities
Interest bearing DDA's          $ 4,059      91  2.99%  $ 4,121      92  2.99%
Savings                           6,304     130  2.75%    6,466     133  2.75%
Time deposits                    13,310     575  5.78%   10,374     411  5.30%
  Total Interest Bearing
   Liabilities                   23,673     796  4.50%   20,961     636  4.06%
DDA's                             3,193                   2,782
Other liabilities                   262                     238
Shareholders' equity              2,330                   2,104
  Total Liabilities & Equity    $29,458                 $26,085
Net Interest Income                      $  858                  $  846
Net Yield on Interest Earning Assets             4.37%                   4.89%
Net Interest Spread                              3.92%                   4.51%
Interest earning assets/interest
  bearing liabilities              1.11%                    1.10%


Average balances for loans include non-accrual loans. The inclusion of non-accrual loans does not have a material effect on either the average balance or the average interest income.

Capital Management

Huron National Bank believes that a strong capital position is paramount to its continued profitability and continued depositor and investor confidence. It also provides Huron National Bank flexibility to take advantage of growth opportunities and to accommodate larger Bank loan customers. Regulators have established "risk-based" capital guidelines for banks and bank holding companies. Because of the Corporation's and Bank's size, regulatory capital requirements apply only to the Bank.

Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance-sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At September 30, 1996 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

The following table compares Huron National Bank's capital ratios at September 30, 1996 with regulatory capital guidelines:

                                      Tier 1       Tier 1    Total Risk-based
                                    Capital to   Capital to     Capital to
                                      Total     Risk-weighted  Risk-weighted
                                      Assets        Assets        Assets
Capital balances at
  September 30, 1996               $ 2,435,000   $ 2,435,000   $ 2,602,000
Total and Risk weighted assets
  at September 30, 1996            $30,400,000   $17,960,000   $17,960,000
Capital ratios at
  September 30, 1996                     8.01%        13.56%         14.49%
"Adequately Capitalized"
  regulatory level at
  September 30, 1996                     3.00%         4.00%          8.00%

Liquidity and Interest Rate Sensitivity

The Bank's principal asset/liability management objectives include the maintenance of adequate liquidity and appropriate interest rate sensitivity while maximizing net interest income.

The Bank's primary sources of short-term liquidity are short-term investments and the ability to raise money through federal funds purchased. Longer term sources of liquidity are through longer term investment security maturities and loan repayments, as well as through normal deposit growth and negotiable certificates of deposit. The primary source of funds for the parent company is the upstream of dividends from the Bank.

Management believes that the sources of liquidity are sufficient for the Bank and parent company to continue with their current business plans.

As previously noted, interest income and interest expense are also dependent on changing interest rates. The relative impact of changing interest rates on the net interest income depends on the rate sensitivity to such changes. Rate sensitivity generally depends on maturity structures, call provisions, repayment penalties etc. of the respective financial instruments. The Bank's exposure or sensitivity to changing interest rates is measured by the ratio of rate-sensitive assets to rate-sensitive liabilities. The Bank feels that its rate sensitive position is adequate in a normal interest rate movement environment.

Gap Analysis

The following talbe reflects how Management has matched assets to liabilities that mature or have the ability to reprice as of September 30, 1996:

          0-90 Days  91-180 Days 181-365 Days 1 - 3 Yrs.  3 Yrs. +     Total
Assets
Loans   $1,381,126  $   923,033  $   864,224  $4,150,897 $11,763,129 $19,082,409
Invest.    849,023      876,856      763,249   3,159,103   1,064,039   6,712,270
Federal
 Funds     600,000            0            0           0           0     600,000
  Total  2,830,149    1,799,889    1,627,473   7,310,000  12,827,168  26,394,679

Liabilities
Interest-bearing
 transaction
 accts.  3,551,001            0           0           0            0   3,551,001
Savings  6,405,176            0           0           0            0   6,405,176
Certificates of
  Dep.   4,492,823    3,661,260    1,152,638   2,090,612   2,514,998  13,912,331
  Total 14,449,000    3,661,260    1,152,638   2,090,612   2,514,998  23,868,508
Asset(liabilities)
  GAP ($11,618,851)($ 1,861,371) $   474,835  $5,219,388 $10,312,170 $ 2,526,171
Cumulative
  GAP ($11,618,851)($13,480,222)($13,005,387)($7,785,999) $ 2,526,171

Not included in the totals are non-accrual loans of $39,952 and matured certificates of deposit of $16,384.

The Bank's cumulative 1 year GAP position ahs increased from ($12,191,032) at December 31, 1995 to ($13,005,387) at September 30, 1996 primarily due to the increase in certificates of deposits maturing within one year and the purchase of securities with maturities greater than one year.

Management believes that the GAP overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing transaction and savings accounts may not reprice on an "instant basis". Management believes liabilities do not need to be repriced as soon as rates begin to move which gives them a "lag time" in the market from the time assets reprice.

ITEM 1 - Legal Proceedings

The Corporation is not involved in any material legal proceedings. The Corporation's sole subsidiary, Huron National Bank (the "Bank"), is involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Bank. Neither the Bank nor the Corporation is involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Corporation of the Bank, or any associate of the Bank.

ITEM 2 - Changes in Securities

No changes in securities relevant to the requirements of this section occurred during the nine months ended September 30, 1996.

ITEM 3 - Defaults Upon Senior Securities

There have been no defaults upon senior securities relevant to the requirements of this section during the nine months ended September 30, 1996.

ITEM 4 - Submission of Matters To A Vote of Security Holders

There were no submission of matters to vote during the quarter ended September 30, 1996.

ITEM 5 - Other Information

No other information to report during the nine months ended September 30, 1996.

ITEM 6 - Exhibits and Reports on Form 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.
2. Reports on Form 8-K. No reports on Form 8-K were filed for the nine months ended September 30, 1996.

The following exhibits are filed or incorporated by reference as part of this report:
           2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession - Consolidation Agreement included in Amendment No. 1 to Form S-4 Registration Statement No. 33-33874,
             Dated May 8, 1990.

          27 Financial Data Schedule - attached.  Pages 18 and 19.

SIGNATURES

In accordance the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HURON NATIONAL BANCORP, INC.
                                          Registrant

Dated: November 8, 1996                   Michael L. Cahoon
                                          President and Chief Executive Officer

Dated: November 8, 1996                   Paulette D. Kierzek
                                          Chief Financial Officer