Form 10KSB
period 1996-12-31
HURON NATIONAL BANCORP INC
filed 1997-03-20
CIK 861617

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549


                                  FORM 10-KSB

(Mark One)
{X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 1996 or

{ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from _______ to ________


                         Commission File Number 0-19181

                          HURON NATIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
         (State or other jurisdiction of incorporation or organization)

                                   38-2855012
                       (IRS Employer Identification No.)

              200 East Erie Street, Rogers City, Michigan 49779
          (Address of principal executive offices including zip code)

                                 (517) 734-4734
              (Registrant's telephone number, including area code)

              Securities registered pursuant to 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
             NONE                                         NONE
          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $10.00 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period if the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes {X} No { }

The aggregate market value of the voting stock held by ""non-affiliates"" of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) as of March 14, 1997, was approximately $1,358,400, based on market price of $30.00 per share.

As of March 14, 1997, there were outstanding 62,500 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 1997, are incorporated by reference into Part III of this Form 10-KSB Report.

                                     PART-I

ITEM 1 - BUSINESS

GENERAL

The Registrant, Huron National Bancorp, Inc. (hereinafter referred to as the "Registrant"), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was formed for the purpose of enabling Huron National Bank (hereinafter referred to as the "Bank") to form a one-bank holding company. The Bank became a wholly-owned subsidiary of the Registrant on May 8, 1990. The Registrant's only subsidiary and significant asset as of December 31, 1996 is the Bank. The Registrant and its subsidiary operate in the Banking industry, which accounts for substantially all of their assets, revenues and operating income.

The Bank was organized in 1980 under the laws of the United States. Its deposits, to the extent allowed by law, are insured by the Federal Deposit Insurance Corporation. The Bank's main office is located at 200 East Erie, Rogers City, Michigan.

Further discussion of the Registrant's business is presented in the Business section on page 9 in the 1996 Annual Report to Shareholders, incorporated herein by reference.

REGULATION

The Registrant is subject to supervision by the Board of Governors of the Federal Reserve System. The Board of Governors must grant prior approval for the acquisition by a banking holding company of more than 5% of the voting stock or substantially all the assets of any bank or bank holding company or non-bank company.

In approving proposed acquisitions by the Registrant, the Board of Governors considers a number of factors including expected benefits to the public such as greater convenience, increased competition or gains in efficiency, weighed against the risk of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Board of Governors is empowered to give these factors different weight in the case of activities commenced de novo than it does in considering the acquisition of a going concern.

The Bank is subject to regulation, supervision and regular examination by the Officer of the Comptroller of the Currency. The regulations of this agency affect most aspects of the Bank's business and prescribed permissible types of loans and investments, requirements for branch offices, the permissible scope of the Bank's activities and impose various other requirements.

A holding company, and any of its subsidiary banks, are also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or supplying of property or services. For example, the Bank generally may not extend credit on the condition that the customer obtain some additional service from the Bank or the Registrant or refrain from obtaining such service from a competitor.

The Bank is subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with the Registrant or a subsidiary. The "covered transactions" that an insured bank and its subsidiaries are permitted to engage in with their nonbank affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of "covered transactions" of the insured bank and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of all "covered transactions" of the insured bank and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured bank. "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guaranty, acceptance, or letter of credit for the benefit of an affiliate. Covered transactions must also be collateralized. The Federal Reserve Act further requires that (i) "covered transactions" with affiliates; (ii) asset sales to affiliates; (iii) contractual arrangements with affiliates; (iv) transactions in which an affiliate acts as an agent or broker; and (v) any transaction in which an affiliate has a financial interest or is a participant, must be made: (x) on terms and under circumstances, including credit standards, that are substantially the same as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies; or (y) in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Registrant, to principal shareholders of the Registrant, and to "related interests" of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Registrant or the Bank or a principal shareholder of the Registrant may obtain credit from banks with which the Bank maintains a correspondent relationship.

On July 10, 1995, the FDIC, the Office of Thrift Supervision, the Federal Reserve and the Office of the Comptroller of the Currency published final guidelines implementing the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines, which took effect on August 9, 1995, establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action. The federal banking agencies have also published for comment proposed asset quality and earnings standards which, if adopted, would be added to the safety and soundness guidelines. This proposal, like the final guidelines, would make each depository institution responsible for establishing its own procedures to meet such goals.

The Registrant and the Bank are currently in compliance with the minimum capital requirements applicable to such institutions. Prompted by the enactment of FDICIA, the FDIC has established a system of risk-based deposit insurance premiums. Based on the Bank's prevailing capital ratios, the Bank is paying the minimum rate of FDIC insurance for the assessment period that began January 1, 1996.

LENDING ACTIVITIES

The Bank is actively engaged in originating within the Bank's market area real estate mortgage loans, commercial loans and installment loans. The Bank's loan portfolio totaled $19,186,184 at December 31, 1996. This represents 63.34% of its total assets. At that date, 54.25% consisted of real estate mortgage loans, 33.23% consisted of installment loans" and 12.52% consisted of commercial loans.

Residential Mortgage Loans: The Bank offers residential mortgage loans with fixed rates of interest and loans with provision for periodic adjustments to the interest rate with three-year balloon provisions. The Bank policy is to invest in residential mortgage loans in an original principal amount not to exceed 80% of the market value of the mortgaged real estate (referred to as the "loan-to-value ratio").

In the appraisal process, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. In connection therewith, the Bank obtains an appraisal of the secured property and information concerning the income, financial condition, employment and credit history of the applicant. The Bank requires title insurance insuring the priority of its lien and fire and extended coverage casualty insurance in order to protect the property securing its real estate loans.

Commercial  Mortgage  Loans:  The Bank makes mortgage  loans on commercial  real
estate  properties  such  as  office  buildings,   vacant  land  and  industrial
buildings, most of which are located in Presque Isle County.

In its underwriting of commercial property real estate loans, the Bank may lend up to 80% of the securing property's appraised value, although the Bank's loan-to-value ratio on income producing property real estate loans is generally 75% or less.

Commercial real estate lending is generally considered to involve a higher risk than single family residential lending due to the financial sensitivity of real estate projects and developers to general economic conditions. In originating such real estate loans, the Bank endeavors to reduce the risk by considering the credit of the borrower, the location of the real estate, and the quality of the management, construction and administration of the property.

Installment Loans: The Bank makes various types of installment loans, including automobile loans, marine loans, recreational vehicle loans, home equity loans, loans to depositors secured by their deposit accounts, and secured and unsecured personal loans. The maturity of installment loans varies depending on the type of loan. Home equity, marine and recreational vehicle maturities can be up to 15 years. Most other types of installment loans have maturities of less than eight years. The interest rate on the majority of installment loans is fixed.

Commercial Loans: The Bank makes commercial loans (other than commercial mortgage loans) to manufacturers, retailers, and farmers for the purchase of equipment, for working capital and for renovations. Commercial loans generally have a higher degree of risk than do mortgage loans. While mortgage loans are secured by real estate property the value of which tends to be readily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the success of the business itself.

COMPETITION

The Bank's primary market area consists of Presque Isle County, Michigan where its sole office is located. The Bank encounters strong competition both in the attraction of deposits and the making of real estate and other loans. Huron National Bank is the smaller of two banks located in Rogers City. The other was purchased by a Bank Holding Company and converted into a branch office. The Bank also competes for loans and deposits with a savings and loan institution and two credit unions. In addition, a total of three other Banks operate branches in Presque Isle County, and money market funds also compete for deposits in the Bank's service area. The principal methods used by the Bank to attract deposit accounts include the variety of services offered, the interest rate offered and the convenience of office location. The Bank's competition for real estate and other loans comes from these same financial institutions. The Bank competes for loans through interest rates, loan maturities, loan fees and the quality of service extended to borrowers.

In addition to the financial institutions which have offices in Presque Isle County, the Bank competes with several commercial banks and savings and loans institutions in surrounding counties, many of which are larger than the Bank.

Further discussion of the Registrant's business is presented in the Business section on page 9 in the 1996 Annual Report to Shareholders incorporated herein by reference.

I.      STATISTICAL DISCLOSURE

         (A)   Distribution of Assets, Liabilities and Shareholders' Equity;

         (B)   Interest Rates and Interest Differential

A  table  and  discussion  of  the  Distribution  of  Assets,   Liabilities  and
Shareholders' Equity and Interest Rates and Interest Differential is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on" pages 3 through 5 under Analysis of Net Interest Income in the 1996 Annual Report to Shareholders. Such information is incorporated herein by reference.


II.    INVESTMENT PORTFOLIO

         (A) A table of book values of the investment portfolio as of December 31, 1996 and 1995 is set forth in Note 3 on pages 18 and 19 of the 1996 Annual Report to Shareholders. Such information is incorporated herein by reference.

         (B) The following table shows the relative maturities and weighted yields of investments in debt securities at December 31, 1996:

                                 1 Year or Less         1 Year - 5 Years           After 5 Years
                              Amount         Yield     Amount         Yield     Amount         Yield
U.S. Treasury securities
 and obligations of U.S.
 Government, Corporations
 and Agencies                 $ 1,503,787    6.41%     $ 1,579,122    5.86%     $ 506,736      4.63%
Obligations of states and
 political subdivisions(1)         90,382    4.29%       1,703,730    4.63%       437,680      5.09%
Corporate securities              483,449    7.23%         838,433    5.94%
                              ___________    _____     ___________    _____     _________      _____
       Totals                 $ 2,077,618    6.51%     $ 4,121,285    5.44%     $ 944,416      4.84%
                              ===========    =====     ===========    =====     =========      =====

     (1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34%.

III.  LOAN PORTFOLIO

         (A) A table and discussion of the loan portfolio as of December 31, 1996 and 1995 is in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 under Loans and Loan Review Process and in Notes 1 and 4 on pages 17 and 19, respectively, in the 1996 Annual Report to Shareholders, incorporated herein by reference.

         (B)   The  following  table  sets  forth  the  remaining   maturity  of
               commercial loans at December 31, 1996 according to scheduled repayments of principal.

                               1 Year or Less     1 - 3 Years    After 3 Years       Total
Commercial loans(1)            $1,983,254         $ 345,044      $ 74,084            $2,402,382

     (1) These loans are disclosed at their contractual maturity, however, a significant number of loans are rolled over at maturity. These rollovers occur because contractual maturity is short-term and provides management the ability to frequently review the customers' credit worthiness.

     The following table sets forth commercial loans due after one year at December 31, 1996. All of the loans were issued at fixed interest rates.

Due after one but within three years         $345,044
Due after three years                          74,084
                                             --------
Total                                        $419,128
                                             ========

         (C)   (1) Nonaccrual, Past Due and Restructured Loans

     The following table sets forth non-performing loans at December 31:

                                                         1996           1995
Loans accounted for on a nonaccrual basis               $36,952        $3,424
Aggregate amount of loans ninety days
 or more past due (excludes loans on
 nonaccrual status above)
Troubled debt restructuring where terms
 have been renegotiated to provide a
 reduction or deferral of interest
 or principal because of a deterioration
 in the financial position of the borrower
 (excludes nonaccrual and loans
 past due ninety days or more above)                                   9,531
Total non-performing loans                              $36,952      $12,955

     The accrual of interest is discontinued at the point in time at which serious doubt exists as to the collectibility of loan principal or interest. Each loan is evaluated on its own merits; therefore, loans are not automatically classified as nonaccrual based upon standardized criteria.

               (2) There are no material loans that are current as to which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms, or which are expected to need adjustments in their repayment terms, or which are believed to require additional provisions for loan losses.

               (3) There were no foreign loans outstanding as of December 31, 1996 and 1995.

               (4) There are no concentrations of loans exceeding 10% of total loans which are not already disclosed as a category at December 31, 1996.

         (D) As of December 31, 1996, there were no other interest-bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

          (A) The following table sets forth balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                               1996                1995
Balance of allowance for loan losses
 at the beginning of year:                   $144,100            $147,729
Charge-offs: Commercial loans                       0              16,472
Real estate loans                                   0               8,935
Installment loans                               6,526              14,643
Total charge-offs                               6,526              40,050

Recoveries: Commercial loans                        0                   0
Real estate loans                                   0               1,213
Installment loans                               1,381               1,708
Total recoveries                                1,381               2,921

                                               1996             1995
Net loans charged-off                             5,145          37,129
Additions to allowance charged
 to operating expense                            36,000          33,500
                                             ----------      ----------
Balance at end of year                        $ 174,955       $ 144,100
                                             ==========      ==========
Average gross loans outstanding              18,386,000      17,442,000
Percent of net charge-offs during
 the period to average
 gross loans outstanding                          0.03%           0.21%

     Further discussion of the provision and allowance for loan losses as well as non-performing loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 under Loans and Loan Review Process and in Notes 1, 4 and 5 on pages 16, 19 and
     20 in the 1996 Annual Report to Shareholders, incorporated herein by reference.


          (B) The following table presents an allocation of the allowance for loan losses to the various loan categories for each year ended December 31:

                                   1996                          1995
                          Allowance      % of Loans      Allowance      % of Loans
                           Amount         to Total         Amount         to Total
                                           Loans                           Loans
Commercial                 $ 16,727        12.52%         $ 13,553       12.68%
Real estate                  33,236        54.25%           30,576       54.68%
Installment                  23,462        33.23%           21,649       32.64%
Unallocated                 101,530                         78,322
                          ---------       -------        ---------      -------
Total                     $ 174,955       100.00%        $ 144,100      100.00%
                          =========       =======        =========      =======

V.     DEPOSITS

          (A) The following table sets forth average deposit balances and the weighted average rate paid for the years ended December 31:

                                         1996                          1995
                                        Average                       Average
                                 Balance          Rate        Balance           Rate
Demand Deposits                   $ 3,260,130     0.00%        $ 2,862,382      0.00%
Interest-bearing
demand deposits                     3,929,544     2.99%          3,921,507      2.99%
Savings                             6,368,156     2.75%          6,493,804      2.75%
Time deposits under $100,000       11,554,466     5.47%          9,087,933      5.31%
Time deposits over $100,000         1,917,968     5.87%          1,652,157      5.54%
                                 ------------     -----       ------------      -----
Total                            $ 27,030,264     3.84%       $ 24,017,783      3.62%
                                 ============     =====       ============      =====

         (B) The following table summarizes time deposits in amount of $100,000 or more by time remaining until maturity as of December 31, 1996:

Three months or less                         $ 1,732,000
Over three months through six months             211,000
                                             -----------
Total                                        $ 1,943,000
                                             ===========

VI.    RETURN ON EQUITY AND ASSETS


     The following table presents the ratios indicated for the years ended December 31:

                                                  1996           1995
Net Income to average assets                       1.03%          1.16%
Net Income to average shareholders' equity        12.99%         14.30%
Cash dividend payout ratio                        30.54%         25.51%
Average shareholders' equity to average
 total assets                                      7.97%          8.11%

VII.  SHORT TERM BORROWING

     NONE

ITEM 2 - DESCRIPTION OF PROPERTY

     The Bank owns the land and building on which the Bank's office is located, 200 East Erie Street, Rogers City. Michigan. There are no liens or mortgages on the above property.

     The Registrant operates its business at the same address as the Bank's office. No other properties are owned by the Registrant.

ITEM 3 - PENDING LEGAL PROCEEDINGS

     NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.


ADDITIONAL ITEM - EXECUTIVE OFFICERS

     Executive officers of the Registrant are appointed annually by the Board of Directors at the meeting of Directors following the Annual Meeting of Shareholders. There are no family relationships among these officers and/or Directors of the Registrant nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.


     The  following  sets  forth  certain   information   with  respect  to  the
     Registrant's executive officers as of December 31, 1996:


                                                                   First Elected
Name (age)                    Position with Registrant            Officer of the
                                                                      Registrant
Ervin Nowak (65)              Chairman                                     1990
Michael L. Cahoon (63)        President and Chief Executive Officer        1990
Paulette D. Kierzek (47)      Chief Financial Officer                      1990


          Mr. Nowak is a Director of the Registrant and Chairman of the Board of Directors of Huron National Bank, a position he has held for more than five years.

          Mr. Cahoon is a Director of the Registrant, President and Chief Executive Officer. He is also and has been a Director, President and Chief Executive Officer of the Bank since 1984.

          Mrs. Kierzek is the Chief Financial Officer of the Registrant and Cashier and Secretary to the Board of Directors of Huron National Bank, a position she has held for more than five years.

                                    PART-II


     ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER

There is no established trading market in the Company's common stock. Such sales as there are generally occur in Presque Isle County, Michigan. The following table summarizes sales the Company has knowledge of occuring during the last two years. Where know, the average sales price is given. Because the shares are sold infrequently and not on any exchange, the numbers shown cannot necessarily be considered to be an accurate reflection of true market value.

                          1996                         1995
                               Average                      Average
                    Number      Price            Number      Price
                  of Shares   Per share        of Shares    Per Share
First Quarter       560       Price Unknown       315       Price Unknown
                    152       $30.00
Second Quarter      300       Price Unknown       100       Price Unknown
                     13       $30.00
                    150       $32.00
Third Quarter       170       $30.00              175       $26.00
                     10       $32.00
                    605       Price Unknown
Fourth Quarter      300       Price Unknown       500       Price Unknown


As of December 31, 1996, the Company's shareholder list reflected approximately 640 shareholders of record and there were 62,500 shares of common stock issued and outstanding.

Dividends declared were $1.50 per share, and $1.25 per share during 1996 and 1995, respectively.

     ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section presents information relevant to understanding and assessing the consolidated financial condition and results of operations of Huron National Bancorp, Inc. and its wholly-owned subsidiary, Huron National Bank. This discussion should be read in conjunction with the consolidated financial statements and related footnotes contained elsewhere in this report.



SUMMARY

During 1996, the Company reported net income of $306,938 compared to net income of $306,207 in 1995 and $271,544 in 1994. Net income per share was $4.91 in 1996 compared to $4.90 in 1995 and $4.34 in 1994. For 1996, return on average assets and average equity equaled 1.03% and 12.99%, respectively. This compares to 1.16% and 14.30% in 1995 and 1.07% and 14.22% in 1994. The improvement in the Company's performance was driven by several factors as discussed in the Results of Operations section below.


As of year-end, total assets were $30,292,270 an increase of $2,540,651 or 9.16% over December 31, 1995. This increase followed an increase of $2,202,189 in 1995's total assets over 1994's. Total loans increased $1,465,281 at December 31, 1996 when compared to December 31, 1995, while securities increased $1,580,679 and cash and cash cash equivalents decreased $509,712 for the same period. These increases were funded by strong growth in customer time deposits. In total, the Bank's deposits increased from $25,277,065 in 1995 to $27,594,010 in 1996, with time deposit growth of $2,060,118 more than offsetting decreases in some other deposit types. Customers are now committing funds for extended periods of time due to a slight increase in interest rates. The deposit increase was influenced by changing service charge structures of financial institutions in the Company's market area also.

Shareholders' equity as a percent of assets stayed at 8.05% for December 31, 1996 and 1995. This is the result of the Company's earnings keeping pace with asset growth.



RESULTS OF OPERATIONS

Analysis of Net Interest Income

The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings. In 1996, net interest income, on a fully tax equivalent basis, increased compared to 1995 following an increase of $13,000 from 1994 to 1995. The level of earning assets and the corresponding interest earned increased in 1996. However, an increase in the level of interest bearing liabilities, primarily time deposits, and an increase in the interest rates paid on those liabilities to a large extent offset the benefits derived from the increase in earning assets.

The following table summarizes the increases in net interest income.

Net Interest Income
(In thousands; fully taxable equivalent basis)
                                              1996           1995           1994
Interest Income                              $ 2,222        $ 2,003        $ 1,833
Interest Expense                               1,076            870            713
                                             -------        -------        -------
Net Interest Income                          $ 1,146        $ 1,133        $ 1,120
                                             =======        =======        =======
Increase in Net Interest Income              $    13        $    13        $    71
Percent Increase of Net Interest Income        1.15%          1.16%          6.77%


The two variables that have the most significant effect on the change in the net interest income are volume and rate. Below is a chart which illustrates the impact of changes in these two important variables for 1996 and 1995.

Change in Net                                1996 Over 1995                1995 Over 1994
Interest Income                              Change Due to:                Change Due to:
(In thousands; fully taxable
 equivalent basis)                 Volume         Rate           Total          Volume         Rate           Total
Interest Income
Loans                              $ 89           $ 8            $ 97           $ 123          $ 13           $ 136
Taxable securities                 $ 72            (2)           $ 70           $(100)         $ 77           $ (23)
Tax-exempt securities                44            (5)             39               9             0               9
Federal funds sold                   17            (5)             12              41             7              48
                                   ----           ----           ----           -----          ----           -----
Total Interest Income               222            (4)            218              73            97             170
                                   ----           ----           ----           -----          ----           -----
Interest Expense
Interest bearing DDA                  0              0              0             (19)            0             (19)
Savings                              (3)             0             (3)            (22)            0             (22)
Time deposits                       156             53            209             102            98             200
Federal funds purchased                                                            (1)           (1)             (2)
                                   ----           ----           ----           -----          ----           -----
Total Interest Expense              153             53            206              60            97             157
                                   ----           ----           ----           -----          ----           -----
Net Interest Income                $ 69          $ (57)          $ 12           $  13          $ -               13
                                   ====           ====           ====           =====          ====           =====

     (1) For purposes of these tables, changes in interest due to volume and rate were determined as follows:

          Volume Variance-change in volume multiplied by the previous year's rate.

          Rate Variance-change in rate multiplied by the previous year's volume.

          Rate/Volume Variance-change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Analysis of the Bank's net yield on earning assets is also used to evaluate changes in net interest income. The net yield on earning assets employs an effective cost of funds by recognizing interest-free liabilities and shareholders' equity which fund earning assets, and is computed by dividing net interest income by earning assets.

The  table  below   summarizes   the  Company's   average   balances,   interest
income/expense, interest rates, net yield on earning assets, and interest rate spread.

Interest Rate Spread and Net                 1996                          1995                          1994
Yield on Earning Assets
(In Thousands)                    Average                        Average                       Average
Assets                            Balance   Interest   Rate      Balance   Interest  Rate      Balance   Interest  Rate
Loans(1) ......................   $18,386   $ 1,725    9.38%     $17,442   $ 1,628   9.33%     $16,127   $ 1,492   9.25%
Taxable securities ............     5,602       348    6.22%       4,439       278   6.27%       6,237       301   4.82%
Tax-exempt securities (fully
taxable equivalent basis)           1,101        75    6.85%         460        36   7.82%         352        27   7.80%
Federal funds sold ............     1,342        72    5.27%       1,030        59   5.76%         277        11   3.91%
Other .........................        38         2    5.92%          38         2   5.92%          38         2   6.00%
                                   ------    ------    -----     -------    ------   -----      ------     -----   -----
Total interest earning assets .    26,469     2,222    8.39%      23,409     2,003   8.56%      23,031     1,833   7.96%
                                   ------    ------              -------    ------              ------     -----
Cash and due from banks .......     2,642                          2,385                         1,785

 Other assets, net ............       550                            601                           615
                                   ------                        -------                       -------
Total Assets ..................   $29,661                        $26,395                      $ 25,431
                                   ======                        =======                       =======
Liabilities
Interest bearing DDA's ........   $ 3,930       118    2.99%     $ 3,922       117   2.99%      $4,540       136   2.99%
Savings .......................     6,368       175    2.75%       6,494       179   2.75%       7,307       201   2.75%
Time deposits .................    13,472       783    5.81%      10,740       574   5.34%       8,645       374   4.33%
Federal funds purchased .......         0         0    0.00%           0         0   0.00%          55         2   4.70%
                                   ------     -----    -----     -------     -----   -----      ------     -----   -----
Total interest bearing
   liabilities ................    23,770     1,076    4.52%      21,156       870   4.11%      20,547       713   3.47%
                                   ------     -----    -----     -------     -----   -----      ------     -----   -----
DDA's .........................     3,260                          2,862                         2,697
Other liabilities .............       268                            236                           278
Shareholders' equity ..........     2,363                          2,141                         1,909
                                   ------                        -------                        ------
Total liabilities and equity ..   $29,661                        $26,395                      $ 25,431
                                   ======                        =======                        ======
Net Interest Income (fully ....             $ 1,146                        $ 1,133                       $ 1,120
taxable equivalent basis)                    ======                         ======                        ======

Net yield on interest
   earning assets..............                        4.33%                         4.84%                         4.86%
                                                       =====                         =====                         =====
Net interest spread............                        3.87%                         4.45%                         4.49%
                                                       =====                         =====                         =====
Interest earning assets/
interest bearing liabilities...                        1.11x                         1.11x                          1.12x


    (1) Average balances for loans include impaired loans in 1996 and 1995 and nonaccrual and restructured loans in 1994. The inclusion of these loans does not have a material effect on either the average balance or the interest income. As indicated in Note 1 to the accompanying consolidated financial statements of Huron National Bancorp, Inc., as of January 1, 1995 the Company began following guidance provided by SFAS No. 114 to recognize impaired loans. Prior years' information has not been revised to consider SFAS No. 114 concepts, however, the nature of impaired loans is considered generally comparable to prior years' nonaccrual and restructured loan information.

Non-Interest Income

During 1996, the Company recorded noninterest income of $147,347 a decrease of $33,911 or (18.71%) from $181,258" "in 1995. This decrease was attributable primarily to a premium on the sale of the student loan portfolio of $15,460 and an increase in volume of charges for customer non-sufficient fund and other returned checks in 1995.

Non-Interest Expense

During 1996, noninterest expense decreased $37,153 or (4.51%) from $823,719 in 1995 to $786,566 in 1996. The decreases included $20,521 in premises and equipment due to older items becoming fully depreciated and $17,882 in other operating expenses primarily due to a reduction in FDIC premiums.

Provision for Income Taxes

The provision for income taxes was $138,507 in 1996 compared to $138,618 in 1995, a decrease of $111 or (0.08%). The effective tax rate, derived by dividing applicable income tax expense by income before taxes, was 31% in 1996, unchanged from 1995.


FINANCIAL CONDITION

Liquidity and Interest Rate Sensitivity

The  Bank's  principal   asset/liability   management   objectives  include  the
maintenance of adequate liquidity and appropriate interest rate sensitivity while maximizing net interest income.

Liquidity is generally defined as the ability to meet cash flow requirements. For a bank, meeting cash flow requirements means having funds available to satisfy customer credit needs as well as having funds available to meet depositor withdrawal requests. For the parent company, liquidity means having funds available to pay cash dividends and other operating expenses.

The Bank's primary sources of short-term liquidity are its securities available for sale and ability to raise money through federal funds purchased. Its longer term sources of liquidity are maturities of securities, loan repayments, normal deposit growth and negotiable certificates of deposit. The primary source of funds for the parent company is the upstream of dividends from the Bank.

Management believes the Bank has adequate sources of liquidity to meet its anticipated requirements.

As previously noted, interest income and interest expense are also dependent on changing interest rates. The relative impact of changing interest rates on net interest income depends on the rate sensitivity to such changes. Rate sensitivity generally depends on maturity structures, call provisions, repayment penalties etc. of the respective financial instruments. The Bank's exposure or sensitivity to changing interest rates is measured by the ratio of rate-sensitive assets to rate-sensitive liabilities. Management believes that the Bank's rate sensitive position is adequate in a normal interest rate movement environment.

GAP Analysis


The following table as of December 31, 1996 reflects how management has matched assets to liabilities that mature or have the ability to reprice in the following time frame:


Assets                    0-90 Days       91-180 Days     181-365 Days    1 - 3 Years     3 Years +      Total
Loans .................   $  1,392,443    $    793,668    $    785,158    $  4,185,882    $ 11,992,081   $ 19,149,232
Investments ...........        878,932          70,382       1,142,304       3,669,564       1,382,137      7,143,319
Federal Funds .........        900,000               0               0               0               0        900,000
                          ------------    ------------    ------------     -----------    ------------    -----------
Total .................      3,171,375         864,050       1,927,462       7,855,446      13,374,218     27,192,551
                          ------------    ------------    ------------     -----------    ------------    -----------
Liabilities
Interest-bearing
transaction accounts ..      3,769,530               0               0               0               0      3,769,530
Savings ...............      6,498,161               0               0               0               0      6,498,161
Certificates of Deposit      5,494,678       2,882,003         942,613       2,354,365       2,303,545     13,977,204
                         -------------    ------------    ------------     -----------     -----------    -----------
Total .................     15,762,369       2,882,003         942,613       2,354,365       2,303,545     24,244,895

Asset/(Liabilities) GAP    (12,590,994)     (2,017,953)        984,849       5,501,081      11,070,673      2,947,656
                         =============     ===========    ============     ===========     ===========     ==========
Cumulative GAP ........   $(12,590,994)   $(14,608,947)   $(13,624,098)   $ (8,123,017)   $  2,947,656
                         =============     ===========    ============     ===========     ===========


Not included in the above totals are nonaccrual loans of $36,952, and matured certificates of deposit of $15,884.

Interest-bearing transaction and savings accounts are classified as repricing in 0-90 days as these instruments provide management with the discretion to adjust their rates. Further, because this category has no maturity schedule or early withdrawal penalty, depositors are free to move their funds based on rate alone. Therefore, management recognizes that these categories, although generally lower costing funds, are rate sensitive to the extent of interest rate movements.

The Bank's cumulative 1 year GAP position increased from ($12,191,032) at December 31, 1995 to ($13,624,098) at December 31, 1996 principally as a result of the shortening of liability maturities in the certificates of deposits area. Management believes that the GAP overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing transaction and savings accounts may not reprice on an "instant basis". Management believes liabilities do not need to be repriced as soon as rates begin to move which gives them a "lag time" in the market and for the assets to reprice. It is also their belief that they are in a sufficient position to minimize any adverse effect to the Bank's financial position due to interest rate changes.

Capital

Management attempts to maintain sufficient capital to take advantage of market opportunities, yet provide a fair return to its shareholders.

The National Bank Act places limitations on the ability of the Bank to declare and pay dividends. As a general matter, the Bank may not pay dividends greater than the total of the Bank's net profits for that year combined with its retained net profits of the two preceding years. Further, the Comptroller of the Currency may prohibit the payment of cash dividends where it deems the payment to be an unsafe and unsound banking practice. Under the most restrictive of the dividend restrictions, in 1997 the Bank could pay additional dividends of approximately $450,000 plus 1997 net income to the Holding Company.

Management believes that a strong capital position is paramount to its continued profitability and continued depositor and investor confidence. It also provides Huron National Bank flexibility to take advantage of growth opportunities and to accommodate larger Bank loan customers. Regulators have established "risk-based" capital guidelines for banks and bank holding companies. Because of the Company's and Bank's size, regulatory capital requirements apply only to the Bank.

Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance-sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 Capital adds the allowance for loan losses. Tier 1 Capital cannot exceed Tier 2 Capital. Banks are required to have ratios of Tier 1 Capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At December 31, 1996, Huron National Bank had capital ratios well above the minimum regulatory guidelines as noted within footnote 14 of the Consolidated Financial Statements.

Loans and Loan Review Process

Maintaining  high asset  quality  is a key  determinant  of the Bank's  success.
Therefore,   management   continually  monitors  impaired,   non-performing  and
delinquent loans and reports them monthly to the Board of Directors.

Non-accrual and loans past due 90 days or more approximated $36,952 or 0.19% of total loans at December 31, 1996 compared to approximately $12,955 or 0.07% a year earlier.

The provision for loan losses was $36,000 in 1996 compared to $33,500 in 1995 and $30,000 in 1994. For the same years, charge-offs, net of recoveries, were $5,145, $37,129 and $1,521, respectively.

The allowance for loan losses is at $174,955, or 0.91% of total loans, at December 31, 1996 compared to $144,100, or 0.81% of total loans, at year-end 1995. The allowance is consistent with management's recognition of problem loans along with management's strategy to emphasize the quality of the loan portfolio. The allowance is considered adequate by management. (see also Note 1 to the Consolidated Financial Statements)

Effects of Inflation

Inflation can have a significant effect on the reported financial operating results of all industries. This is especially true in industries with a high proportion of fixed assets and inventory. Inflation has an impact on the growth of total assets in the banking industry and the need to maintain a proper level of equity capital.

Interest rates are significantly affected by inflation, but it is difficult to assess the impact since neither the timing nor the magnitude of the changes in the consumer price index coincide with changes in interest rates. There is, of course, an impact on longer-term earning assets; however, this effect continues to diminish as investment maturities are shortened and interest-earning assets and interest-bearing liabilities shift from fixed-rate long-term to rate-sensitive short-term.

ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS

Information for this item appears in Note 1 of the Consolidated Financial Statements.

BUSINESS

Huron National Bancorp, Inc., along with its wholly-owned subsidiary, Huron National Bank, provides its customers with a full line of commercial banking services with its only office located in Rogers City, Michigan. The Bank's customer base consists of individuals, agricultural concerns, resort and related businesses and small to medium-sized manufacturing companies. The Bank's service area consists primarily of Presque Isle County in the northeastern portion of Michigan's lower peninsula.

Huron National Bank is the smaller of two banks located in Rogers City. The other was purchased by a bank holding company and converted into a branch office. The Bank also competes for loans and deposits with a savings and loan institution, and two credit unions. In addition, a total of three other Banks operate branches in Presque Isle County, and money market funds also compete for deposits in the Bank's service area.

The Bank regularly makes commitments for secured term loans and commitments for lines of credit. These lines of credit are reviewed on an annual basis by the Bank's Board of Directors. However, these commitments are firm only to the extent that the respective borrower maintains a satisfactory credit history and does not represent any unusual "credit risk. The Bank had $1,422,000 and $1,348,819 as of December 31, 1996 and 1995 in outstanding lines of credit and commitment to make loans of which $588,022 and $620,582 were still available to the respective borrower. Further, the Bank had issued letters of credit totaling $247,179 as of December 31, 1996.

A portion of the Bank's deposits are obtained from and loans made to agricultural concerns and resort and related businesses. There are no other material concentrations of credit to, nor have other material portions of the deposits been received from, a single person, persons, industry or group.

The economy of the market area served by the Bank is significantly influenced by the seasonal effects of the tourist and agricultural industries. The business of the Bank has been only mildly affected by the seasonal aspects of these components of the local economy.

As of December 31, 1996, the Bank did not have any foreign sources or applications of funds.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have any material effect upon the Bank's capital expenditures, earnings, or competitive position.

The Bank employed 14 full-time employees and 4 part-time employees at December 31, 1996.

The Bank does not offer commercial, consumer, international, trust, or municipal trading services.

     ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                  CROWE CHIZEK


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Huron National Bancorp, Inc.
Rogers City, Michigan

We have audited the accompanying consolidated balance sheets of Huron National Bancorp, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huron National Bancorp, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with the generally accepted accounting principles.


                                        /s/Crowe, Chizek and Company LLP
                                           Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 23, 1997

                          HURON NATIONAL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995



ASSETS                                    1996            1995
Cash and due from banks (Note 2) ......   $  2,438,015    $  2,847,727
Federal Funds Sold ....................        900,000       1,000,000

Cash and cash equivalents .............      3,338,015       3,847,727

Securities available for sale (Note 3)       1,746,701       1,773,025
Securities held to maturity (Note 3)
 (Fair value - $5,450,000 in 1996
 and $3,856,000 in 1995) ..............      5,402,689       3,795,686

Loans (Note 4) ........................     19,186,184      17,720,903

Allowance for loan losses (Note 5) ....       (174,955)       (144,100)
Net loans .............................     19,011,229      17,576,803

Bank premises and equipment
   - net (Note 6) .....................        488,598         421,508
Accrued interest receivable ...........        234,632         227,277
Other assets ..........................         70,406         109,593
Total Assets ..........................   $ 30,292,270    $ 27,751,619


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits (Note 7)
Non interest-bearing
  transaction accounts ................   $  3,333,231    $  3,045,265
Interest-bearing transaction
  accounts ............................      3,769,530       3,786,097
Savings ...............................      6,498,161       6,512,733
Time ..................................     13,993,088      11,932,970
Total deposits ........................     27,594,010      25,277,065
Accrued interest payable ..............         63,216          55,568
Other liabilities (Note 8) ............        195,371         184,064
Total liabilities .....................     27,852,597      25,516,697

Commitments (Note 10)

Shareholders' Equity
 Common stock, $10 par value:
 100,000 shares authorized
 and 62,500 outstanding ...............        625,000         625,000
Additional paid in capital ............        625,000         625,000
Retained earnings (Note 11) ...........      1,185,666         972,478
 Net unrealized gain on securities
  available for sale, net of tax of
  ($2,064) in 1996 and ($6,411) in 1995          4,007          12,444
Total shareholders' equity ............      2,439,673       2,234,922

Total liabilities and
 shareholders' equity .................   $ 30,292,270    $ 27,751,619

The accompanying notes are an integral part of these consolidated financial statements.


                          HURON NATIONAL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995 and 1994


                                    1996         1995         1994
Interest Income
Loans, including fees ...........   $1,724,683   $1,627,379   $1,492,365
Federal funds sold ..............       70,650       59,274       10,812
Securities available for sale:
U.S. Treasury ...................       63,100       27,218      103,233
U.S. Government Agencies ........       61,977       63,301
Securities held to maturity:
U.S. Government agencies ........      137,273      115,865      149,959
Municipal bonds and notes .......       49,827       23,748       18,130
Corporate notes .................       86,130       71,803       47,226
Other ...........................        2,250        2,250        2,250
Total interest income ...........    2,195,890    1,990,838    1,823,975

Interest Expense
Deposits (Note 7) ...............    1,075,226      870,052      710,817
Federal Funds Purchased .........                                  2,581
Total interest expense ..........    1,075,226      870,052      713,398

Net Interest Income .............    1,120,664    1,120,786    1,110,577

Provision for Loan
  Losses (Note 5) ...............       36,000       33,500       30,000

Net Interest Income After
Provision for Loan Losses .......    1,084,664    1,087,286    1,080,577

Non-Interest Income
Service charges .................      101,577      111,810       83,312
Gain on sales of student loans ..                    15,460
Other ...........................       45,770       53,988       36,557
Total non-interest income .......      147,347      181,258      119,869

Non-Interest Expense
Salaries and benefits (Note 12) .      387,299      382,305      356,666
Premises and equipment ..........      118,462      138,983      135,687
Legal and accounting fees .......       49,752       53,496       44,484
Other operating expense (Note 9)       231,053      248,935      256,690
Total non-interest expense ......      786,566      823,719      793,527

Income Before Income Tax ........      445,445      444,825      406,919

Provision for Income Tax (Note 8)      138,507      138,618      135,375

Net Income ......................   $  306,938   $  306,207   $  271,544

Net Income Per Share (Note 1)....       $ 4.91       $ 4.90       $ 4.34



The accompanying notes are an integral part of these consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the years ended December 31, 1996, 1995, and 1994

                                                                             Net Unrealized
                                                                               Gain (Loss)
                                                    Additional                On Securities       Total
                                       Common        Paid In       Retained     Available      Shareholders'
                                       Stock         Capital       Earnings     For Sale         Equity
BALANCE AT JANUARY 1, 1994 .........   $  625,000    $  625,000    $  535,352   $   18,299    $1,803,651

Net income for the year ............                                  271,544                    271,544

Cash dividends ($1.00 per share) ...                                  (62,500)                   (62,500)

Unrealized gain (loss) on securities
  available for sale, net of tax ...                                               (24,500)      (24,500)

BALANCE AT DECEMBER 31, 1994 .......      625,000       625,000       744,396       (6,201)    1,988,195

Net income for the year ............                                  306,207                    306,207

Cash dividends ($1.25 per share) ...                                  (78,125)                   (78,125)

Unrealized gain (loss) on securities
 available for sale, net of tax ....                                                18,645        18,645

BALANCE AT DECEMBER 31, 1995 .......      625,000       625,000       972,478       12,444     2,234,922

Net income for the year ............                                  306,938                    306,938

Cash dividends ($1.50 per share) ...                                  (93,750)                   (93,750)

Unrealized gain (loss) on securities
      available for sale, net of tax                                                (8,437)       (8,437)

BALANCE AT DECEMBER 31, 1996 .......   $  625,000    $  625,000    $1,185,666   $    4,007    $2,439,673








The accompanying notes are an integral part of these consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994


CASH FLOWS FROM OPERATING ACTIVITIES
                                          1996           1995           1994
Net income ............................   $   306,938    $   306,207    $   271,544
Adjustments to reconcile
 net income to net cash
 from operating activities
Depreciation and amortization .........        40,233         61,545         62,174
Net premium amortization and
 discount accretion on securities .....        50,399         48,732        186,153
Provision for loan losses .............        36,000         33,500         30,000
Gain on sales of student loans ........                      (15,460)
Gain on sale of security held
 to maturity ..........................                       (2,664)
Increase/(decrease) in cash from
 change in assets
 and liabilities:
Interest receivable ...................        (7,355)       (39,157)        44,988
Other assets and other real estate ....        39,187        (17,864)        27,627
Interest payable ......................         7,648         17,164          3,341
Other liabilities .....................        15,654        (67,920)        14,082
Net cash from operating activities ....       488,704        324,083        639,909

CASH FLOWS FROM INVESTING ACTIVITIES

Available-for-sale securities:
Purchases .............................      (989,086)    (1,765,823)
Maturities ............................     1,000,000        850,000      2,000,000
Held-to-maturity securities:
Purchases .............................    (3,437,776)    (2,475,906)    (1,809,211)
Sales .................................                      295,125
Maturities ............................     1,783,000      2,358,000      2,255,000
Net increase in loans .................    (1,470,426)    (1,436,707)    (1,350,626)
Proceeds from sales of student loans ..                      623,074
Proceeds from sale of other real estate                      102,000
Purchase of property and equipment ....      (107,323)       (28,062)       (56,129)
Net cash used in investing activities .    (3,221,611)    (1,478,299)     1,039,034

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in
 deposit accounts .....................     2,316,945      1,996,613        (73,903)
Dividends paid ........................       (93,750)       (78,125)       (62,500)
Net cash from financing activities ....     2,223,195      1,918,488       (136,403)

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS ......................      (509,712)       764,272      1,542,540
CASH AND CASH EQUIVALENTS AT:
BEGINNING OF PERIOD ...................     3,847,727      3,083,455      1,540,915
END OF PERIOD .........................   $ 3,338,015    $ 3,847,727    $ 3,083,455

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest ..............................   $ 1,067,578    $   852,888    $   711,938
Federal income tax ....................        91,025        236,709        101,000

Non cash investing activities
Loans in the amount of $102,000 were transferred to other real estate in 1995.


The accompanying notes are an integral part of these consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES


     NATURE OF OPERATIONS ~ The consolidated financial statements include the accounts of Huron National

     Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Huron National Bank (the "Bank"). All material intercompany balances and transactions are eliminated in consolidation.

     The Company is engaged in the business of commercial and retail banking, with operations conducted through its office located in Rogers City, Michigan. The surrounding communities are the source of substantially all of the Company's deposit and loan activities. The majority of the Company's income is derived from commercial and retail lending activities. Primarily all installment and residential loans are secured by real and personal property. Approximately 90% of commercial loans are secured by real estate.


     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS ~ The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, as well as affecting the disclosures provided. Actual results could differ from those estimates. Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of financial instruments, the determination and carrying value of impaired loans, and depreciation of premises and equipment. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair values of financial instruments.

     SECURITIES ~ Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

     ALLOWANCE FOR LOAN LOSSES ~ Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts may continue and future recoveries may occur.

Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118 were effective January 1, 1995 and require recognition and disclosures of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. The effect of adopting these standards is included in the 1995 provision for loan losses, and was not material.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due.

     LOANS ~ Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, the allowance for loan losses, and charge-offs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 120 days. Payments received on such loans are reported as principal reductions.


     BANK PREMISES AND EQUIPMENT ~ Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over their estimated useful lives. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur, and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

     OTHER REAL ESTATE ~ Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in net loss on other real estate.

     INCOME TAXES ~ Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

     STATEMENT OF CASH FLOWS ~ Cash and cash equivalents is defined to include cash on hand, demand deposits in other institutions and federal funds sold. Federal funds are generally sold for one days periods. The Company reports customer loan transactions and deposit transactions on a net cash flow basis.

     NET INCOME PER SHARE ~ Net income per share is computed using the weighted average number of shares outstanding. The number of shares used in the computation of net income per share was 62,500 for all years presented.

     ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS ~ SFAS No.125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and the criteria for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and for others in 1998. The effect on the financial statements has not yet been determined.

     RECLASSIFICATIONS ~ Some items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 2 - CASH AND DUE FROM BANKS



     As of December 31, 1996, the Bank was required to maintain cash balances with the Federal Reserve Bank in the amount of $27,000.



NOTE 3 - SECURITIES


     Securities have been classified in the Consolidated Balance Sheet according to management's intent. The amortized cost of securities and their estimated fair values at December 31 were as follows:

                                             Gross        Gross
                              Amortized   Unrealized    Unrealized
1996                             Cost        Gains        Losses      Fair Value
Securities Available for Sale:
U.S. Treasury Securities ...   $1,239,342   $    4,408   $     --     $1,243,750
U.S. Agency Securities .....      501,288        1,663         --        502,951
                               $1,740,630   $    6,071   $     --     $1,746,701

Securities Held to Maturity:

U.S. Agency Securities .....   $1,849,015   $    1,305   $     --     $1,850,320
Obligations of States and
 political subdivisions ....    2,231,791       40,486         --      2,272,277
Corporate Securities .......    1,321,883        5,461         --      1,327,344
                               $5,402,689   $   47,252   $     --     $5,449,941




                                              Gross       Gross
                              Amortized    Unrealized   Unrealized
1995                             Cost         Gains       Losses      Fair Value
Securities Available for Sale:
U.S. Treasury Securities ...   $  498,831   $    4,919   $     --     $  503,750
U.S. Agency Securities .....    1,255,339       13,936         --      1,269,275
                               $1,754,170   $   18,855   $     --     $1,773,025

Securities Held To Maturity:
U.S. Agency Securities .....   $1,983,926   $   19,292   $     --     $2,003,218
Obligations of States and
political subdivisions .....      675,746       28,931         --        704,677
Corporate Securities .......    1,136,014       12,077         --      1,148,091
                               $3,795,686   $   60,300   $     --     $3,855,986



There were no sales of securities classified as available for sale during 1996, 1995 or 1994. There were no transfers of securities classified as held to maturity during 1996, 1995 or 1994. During 1995, Management sold a held to maturity security as permitted by the safe harbor rules of SFAS No. 115.

The amortized cost and estimated fair value of securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          Available for Sale          Held to Maturity
                                         Amortized     Fair        Amortized     Fair
                                           Cost        Value         Cost        Value
Due in one year or less ..............   $  749,900   $  752,266   $1,327,718   $1,334,826
Due after one year through five years       990,730      994,435    3,130,555    3,163,349
Due after five years through ten years                                944,416      951,766
Totals ...............................   $1,740,630   $1,746,701   $5,402,689   $5,449,941

Securities available for sale with a carrying value of $499,539 at December 31, 1996 were pledged to secure public deposits and for other purposes required or permitted by law.


At year end, the Company had the following concentrations of securities:

                                         Amortized
Geographic:                               Cost         Fair Value
Rogers City, Michigan ................   320,638       321,059
Issuers:

Greater Rockford, IL Airport Authority   262,969       273,388
Branch County of Michigan ............   338,737       339,307

NOTE 4 - LOANS


Loans consist of the following at December 31:

                       1996          1995
Commercial loans    $ 2,402,382   $ 2,246,982
Real estate loans    10,407,482     9,690,077
Installment loans     6,376,320     5,783,844
Total loans .....   $19,186,184   $17,720,903

Certain directors and executive officers of the Company, including associates of such persons, were also loan customers. The following is a summary of the balance and activity of loans to such parties.

                           1996         1995
Balance - January 1 .   $ 157,451    $ 147,501
New loans ...........      68,915      113,515
Repayments ..........    (118,846)    (103,565)
Balance - December 31   $ 107,520    $ 157,451

NOTE 5 -  ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                             1996        1995         1994
Balance at beginning of year..........   $ 144,100    $ 147,729    $ 119,250
Additions (Deductions)
Provision for loan losses ............      36,000       33,500       30,000
Recoveries credited to allowance .....       1,381        2,921        1,648
Loans charged-off ....................      (6,526)     (40,050)      (3,169)
Balance at end of year ...............   $ 174,955    $ 144,100    $ 147,729


During the year 1996, there were no loans that were considered to be impaired. During the year 1995, the balance of impaired loans was considered to be immaterial.



NOTE 6 - BANK PREMISES AND EQUIPMENT - NET


Bank premises and equipment consist of the following at December 31:

                                           Accumulated     Carrying
1996                             Cost      Depreciation     Value
Land .........................   $  60,000                $  60,000
Bank building and improvements     481,509   $(185,803)     295,706
Furniture and equipment ......     428,427    (295,535)     132,892
Total ........................   $ 969,936   $(481,338)   $ 488,598


1995
Land .........................   $  60,000                $  60,000
Bank building and improvements     466,505   $(172,821)     293,684
Furniture and equipment ......     361,792    (293,968)      67,824
Total ........................   $ 888,297   $(466,789)   $ 421,508


Provisions for depreciation of $40,233, $57,510, and $52,501, were included in non-interest expense in 1996, 1995 and 1994, respectively.


NOTE 7 - DEPOSITS


The Bank had an aggregate of approximately $1,943,000 and $1,600,000 in time deposits issued in denominations of $100,000 or more as of December 31, 1996 and 1995, respectively. Interest expense on time deposits issued in denominations of $100,000 or more was approximately $105,000, $92,000, and $37,000 in 1996, 1995 and 1994, respectively.

At year-end 1996, stated maturities of time deposits were:

                     1997              $9,140,521
                     1998               1,423,542
                     1999                 981,382
                     2000               1,576,953
                     2001                 796,900
                     thereafter            73,790
                                      $13,993,088

Related party deposits totalled $344,592 and $207,663 at year-end 1996 and 1995.

NOTE 8 - INCOME TAX


The provision for federal income tax for the years ended December 31 consists of the following:

                               1996          1995         1994
Current expense ..........   $ 171,073    $ 116,529   $ 147,226
Deferred expense (benefit)     (32,566)      22,089     (11,851)
Provision for income tax .   $ 138,507    $ 138,618   $ 135,375

Included in other liabilities are deferred tax balances arising from the following items:


                                        December 31,
Deferred tax liabilities:          1996          1995
Effects of preparing tax return
 on a cash basis ..............   $ (49,313)   $ (59,825)
Property and equipment ........     (99,249)     (99,328)
Unrealized gain on securities
 available for sale ...........      (2,064)      (6,411)
Other .........................     (16,587)     (31,674)
                                   (167,213)    (197,238)
Deferred tax assets:

Allowance for loan losses .....      37,587       27,096
Loan fees .....................       7,595       11,198
                                     45,182       38,294

Net deferred tax liability ....   $(122,031)   $(158,944)

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                              1996           1995          1994
Statutory rate applied to
 income before taxes .....   $ 151,451    $ 151,240    $ 145,101
Add (deduct)
Tax-exempt interest income     (12,988)      (7,090)      (7,728)
Surtax exemption and other          44       (5,532)      (1,998)

Provision for income tax .   $ 138,507    $ 138,618    $ 135,375


NOTE 9 - OTHER OPERATING EXPENSE

Other operating expenses for the years ended December 31 consist of the following:

                                   1996       1995       1994
Office supplies ..............   $ 28,369   $ 30,836   $ 21,554
Directors fees ...............     48,000     44,000     36,000
General insurance ............     18,374     17,247     20,853
FDIC insurance ...............      2,000     26,610     52,227
Other expense ................    134,310    130,242    126,056
Total other operating expenses   $231,053   $248,935   $256,690


NOTE 10 - COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK


The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include letters of credit and unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is presented by the contractual amount of those instruments. The Bank follows the same credit policy to make such financial instruments as is followed for those loans recorded in the financial statements.

As of December 31, the Bank had outstanding letters of credit, commitments to make loans and unused lines of credit as follows:

                                   1996      1995
Outstanding letters of credit   $247,179   $210,098
Commitments to make loans
 and Unused lines of credit .   $588,022   $620,582

All commitments above are at fixed rates and carry rates of interest from 8.5% to 11% and generally expire within 1 year.

Since certain commitments to make loans and fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.

From time to time claims are made against the Company in the normal course of business. There were no material outstanding claims at December 31, 1996.

The Company's loan and deposit relationships are not concentrated in any particular industry, nor is there significant dependence on any one employer. Noninterest-bearing deposits and federal funds sold and held by NBD Bank," amounted to $2,500,792 and $3,129,903 at December 31, 1996 and 1995,
respectively.

NOTE 11 - DIVIDENDS

Guidelines with respect to maintenance of capital adopted by federal banking law limits the amount of cash dividends the Bank can pay to the Holding Company to the extent of net retained profits (as defined by the regulatory agencies) for the current and two preceding years, and is further limited by the requirement that the Bank maintain positive retained earnings. Under the most restrictive of the above regulations, in 1997 the Bank is limited to paying additional dividends of approximately $450,000 plus 1997 net income.

NOTE 12 - PENSION PLAN

The Bank has a Simplified Employee Pension (SEP) Plan that became effective January 31, 1995. It is a defined contribution plan. Employees become eligible to participate in the SEP Plan after two years of service in the immediately preceding five plan years and after attaining the age of 21. In each plan year the Bank may contribute to the Plan the lesser of $30,000 or a percentage of each participant's compensation as reported on Form W-2. The contribution is determined annually by the Bank's Board of Directors. Also, participants may make contributions to the Plan subject to certain requirements and limitations. In all cases, Bank and participant contributions may not exceed limitations established by the Internal Revenue Service. Expense recognized by the Bank in relation to the SEP Plan for the year ended December 31, 1996 and 1995 was $7,314 and $7,008, respectively.

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Carrying amount is a reasonable estimate of fair value for cash equivalents, interest-bearing deposits in financial institutions, Federal Reserve stock, accrued interest receivable and payable, the allowance for loan losses, demand" deposits, savings accounts and money market deposits.

Fair value of other financial instruments is estimated as follows:

Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Fair value of fixed and variable rate loans is principally estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using the rates currently offered for deposits of similar remaining maturities.

The fair value of commitments is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments to extend credit and standby letters of credit were immaterial at the reporting date presented.

The carrying values and fair values of the Company's financial instruments (in thousands) are as follows as of year-end.

                                   1996                1995
                           Carrying    Fair    Carrying    Fair
                            Value      Value    Value     Value
Financial assets
Cash and cash equivalents   $ 3,338     3,338   $ 3,848   $ 3,848
Securities ..............     7,149     7,197     5,569     5,629
Loans, net ..............    19,011    19,165    17,577    17,327
Federal Reserve Stock ...        38        38        38        38
Interest receivable .....       235       235       227       227

Financial liabilities
Deposits ................    27,594    27,657    25,277    25,325
Interest payable ........        63        63        56        56


NOTE 14 - REGULATORY MATTERS

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                            Capital to risk-
                            weighted assets            Tier 1 capital
                            Total     Tier 1           to average assets
Well capitalized .....      10%       6%                 5%
Adequately capitalized       8%       4%                 4%
Undercapitalized .....       6%       3%                 3%

At year-end, the Bank's consolidated actual capital levels (in millions) and minimum required levels were:

                                                                   Minimum
                                                                   Required To
                                               Minimum Required    Be Well Capitalized
                                                  For Capital      Under Prompt Corrective
                              Actual           Adequacy Purposes   Action Regulations
1996                      Amount     Ratio     Amount     Ratio    Amount     Ratio
Total capital (to risk
 weighted assets) .....   $  2.6     14.4%     $ 1.5      8.0%     $  1.8     10.0%
Tier 1 capital (to risk
 weighted assets) .....   $  2.4     13.3%     $ 0.7      4.0%     $  1.1      6.0%
Tier 1 capital (to
 average assets) ......   $  2.4      7.9%     $ 1.2      4.0%     $  1.5      5.0%

1995
Total capital (to risk
 weighted assets) .....   $  2.3     13.5%     $ 1.4      8.0%     $  1.7     10.0%
Tier 1 capital (to risk
 weighted assets) .....   $  2.2     12.9%     $ 0.7      4.0%     $  1.0      6.0%
Tier 1 capital (to
 average assets) ......   $  2.2      7.9%     $ 1.1      4.0%     $  1.4      5.0%

NOTE 15 - HURON NATIONAL BANCORP, INC.  (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company:


                       CONDENSED BALANCE SHEETS
                                         December 31,
ASSETS                                 1996         1995
Cash and cash equivalents .......   $   11,939   $    4,624
Investment in Huron National Bank    2,427,734    2,217,393
Other assets ....................                    28,442
Total Assets ....................   $2,439,673   $2,250,459

LIABILITIES
Due to Huron National Bank ......                $   15,537

SHAREHOLDERS' EQUITY ............    2,439,673   $2,234,922

Total liabilities and
 shareholders' equity ...........   $2,439,673   $2,250,459



NOTE 15 - HURON NATIONAL BANCORP, INC. (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                                 Years Ended December 31,
                                1996       1995      1994
OPERATING INCOME
     Dividends from Huron .   $103,750   $ 83,125   $ 62,500
      National Bank
OPERATING EXPENSES
     Other expenses .......   $ 15,590      5,204     13,118

Income before equity in
 undistributed net income
 of subsidiary ............     88,160     77,921     49,382

Equity in undistributed net
 income of subsidiary ...      218,778    228,286    222,162

NET INCOME ................   $306,938   $306,207   $271,544


                       CONDENSED STATEMENTS OF CASH FLOWS
                                                  Years Ended December 31,
                                              1996         1995         1994
Cash Flows from Operating Activities
Net income ..............................   $ 306,938    $ 306,207    $ 271,544
Adjustments to reconcile
 net income to cash from
 operating activities:
Net amortization ........................                    4,035        9,673
Equity in undistributed net
 income of subsidiary ...................    (218,778)    (228,286)    (222,162)
Change in other assets ..................      28,442      (28,444)      17,145
Change in other liabilities .............     (15,537)      15,537

Net Cash From Operating Activities ......     101,065       69,049       76,200

Cash Flows from Financing Activities
Dividends Paid ..........................     (93,750)     (78,125)     (62,500)
Net Cash from Financing Activities ......     (93,750)     (78,125)     (62,500)

Net Change in Cash and Cash Equivalents .       7,315       (9,076)      13,700
Cash and Cash Equivalents
Beginning of the Period .................       4,624       13,700            0

End of the Period .......................   $  11,939    $   4,624    $  13,700


     ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART-III


     ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information for this item appears under the headings "Election of Directors"; "List of Directors and Nominees for Election as Directors"; and "Committees of the Board of Directors" in the Registrant's 1997 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to "Additional Item" under Part I of this Form 10-KSB Report on page 6.

     ITEM 10 - EXECUTIVE COMPENSATION

     Information   for  this  item   appears   under  the  heading  of  "Summary
     Compensation Table" in the Registrant's 1997 Proxy Statement as filed with the Commission, incorporated herein by reference.

     ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information for this item appears under the headings of "Principal Holders of Securities"; and "Voting Securities and Beneficial Ownership of Directors and Officers" in the Registrant's 1997 Proxy Statement as filed with the Commission, incorporated herein by reference.

     ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information for this item appears under the heading of "Other Transactions" in the Registrant's 1997" "Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to Note 4 of the Companys' Financial Statements filed under Item 7 of this Report.



                                    PART-IV

     ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

                   1.  Reference is made to the Index at the end of this Report.

                   2.  Financial Statement Schedules
                        None

                   3.  Exhibits
                        Reference is made to the Exhibit Index on page 10 of this report.


         (b)  Report on Form 8-K
                No reports on Form 8-K were filed during the last quarter of the year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1997.



                          HURON NATIONAL BANCORP, INC.




     /s/ Michael L. Cahoon                        /s/ Paulette D. Kierzek
     Michael L. Cahoon                            Paulette D. Kierzek
     President and Chief Executive Officer        Chief Financial Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 24, 1997.



     /s/ Ervin Nowak
     Ervin Nowak                                  Lynwood Lamb
     Chairman of the Board                        Director


                                                  /s/ Leon Delekta
     Marvin Beatty                                Leon Delekta
     Vice Chairman of the Board                   Director


     /s/ Eugene McLean                            /s/ Michael L. Cahoon
     Eugene McLean                                Michael L. Cahoon
     Director                                     Director, President and CEO


     /s/ Donald Hampton
     Donald Hampton                               Louis Dehring
     Director                                     Director


     /s/ Dale L. Bauer                            /s/ Paulette D. Kierzek
     Dale L. Bauer                                Paulette D. Kierzek
     Vice President                               Cashier

                               INDEX TO EXHIBITS



The following exhibits are filed or incorporated by reference as part of this report:


     3(i)      Articles of  Incorporation  of the  Registrant  as  currently  in effect and any amendments thereto (incorporated herein by reference to exhibit 3(A) of the Registrant's Form S-4 Registration Statement dated March 13, 1990, No. 33-33874).

    3(ii) Bylaws of the Registrant as currently in effect and any amendments thereto (incorporated herein by reference to exhibit 3(B) of the Registrant's Form S-4 Registration Statement dated March 13, 1990, No. 33-33874).

      21       List of Subsidiary on page 11.

      27       Financial Data Schedule on page 12.

                                   EXHIBIT 21


                               LIST OF SUBSIDIARY



      NAME                                                 INCORPORATED

 1.  Huron National Bank                                      Michigan