Form 10QSB
period 1997-03-31
HURON NATIONAL BANCORP INC
filed 1997-05-09
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1997

                         Commission File Number 0-19181


                          HURON NATIONAL BANCORP, INC.
              (Exact name of small business issuer in its charter)


                               Michigan 38-2855012
       (State or other jurisdiction of (IRS employer Identification No.)
                         incorporation or organization)


               200 East Erie Street, Rogers City, Michigan 49779
              (Address of principal executive offices) (Zip Code)

              Telephone Number including area code: (517) 734-4734


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods if the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.


$10.00 par value of common stock              62,500 shares as of April 30, 1997
            (Class)                                     (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS


PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Balance Sheets (Unaudited)
             March 31, 1997 and December 31, 1996 ........................... 2

          Consolidated Statements of Income (Unaudited)
             Three months ended March 31, 1997 and 1996 ..................... 3

          Consolidated Statements of Cash Flows (Unaudited)
             Three months ended March 31, 1997 and 1996 ..................... 4

          Consolidated Statements of Shareholders' Equity (Unaudited)
             Three months ended March 31, 1997 and 1996 ..................... 5

          Notes to the Consolidated Financial Statements (Unaudited)......... 6


ITEM 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................... 8


PART II   OTHER INFORMATION

          Item 1 - Legal Proceedings.........................................15

          Item 2 - Changes in Securities ....................................15

          Item 3 - Defaults upon Senior Securities ..........................15

          Item 4 - Submission of Matters to a Vote of Securities Holders.....15

          Item 5 - Other Information.........................................15

          Item 6 - Exhibits and Reports on Form 8-K..........................15

          Index to Exhibits..................................................16

          Signatures.........................................................17

          Financial Data Schedule............................................18

                          HURON NATIONAL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               Unaudited
                                                               March 31,       December 31,
ASSETS                                                           1997             1996
 Cash and due from banks ..................................   $  3,025,336    $  2,438,015
 Federal funds sold .......................................      1,200,000         900,000
 Cash and cash equivalents ................................      4,225,336       3,338,015
 Securities:
   Available for Sale:
     U.S. Treasury ........................................      1,744,844       1,243,750
     U.S. Government agencies .............................        251,023         502,951
   Held to maturity:
     U.S. Government agencies .............................      1,337,171       1,849,015
     Tax exempt bonds and notes ...........................      2,008,558       2,231,791
     Taxable bonds ........................................        397,329            --
     Corporate notes ......................................      1,204,795       1,321,883
       Total investment securities ........................      6,943,720       7,149,390
 Loans
   Commercial .............................................      2,710,159       2,402,382
   Real Estate ............................................     10,317,092      10,407,482
   Installments ...........................................      6,363,349       6,376,320
       Total Loans ........................................     19,390,600      19,186,184
    Allowance for loan losses .............................       (181,048)       (174,955)
       Net loans ..........................................     19,209,552      19,011,229
 Bank premises and equipment - net ........................        516,584         488,598
 Accrued interest receivable ..............................        272,099         234,632
 Other assets .............................................         71,182          70,406
       Total Assets .......................................   $ 31,238,473    $ 30,292,270

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits
    Non interest-bearing
      transaction accounts ................................   $  3,120,058    $  3,333,231
    Interest-bearing
      transaction accounts ................................      4,695,309       3,769,530
    Savings ...............................................      6,541,539       6,498,161
    Time ..................................................     14,120,594      13,993,088
       Total deposits .....................................     28,477,500      27,594,010
 Accrued interest payable .................................         67,387          63,216
 Other liabilities ........................................        186,148         195,371
       Total liabilities ..................................     28,731,035      27,852,597
Shareholders' Equity
 Common stock, $10 par value:
  100,000 shares authorized
  and 62,500 outstanding ..................................        625,000         625,000
 Additional paid in capital ...............................        625,000         625,000
 Retained earnings ........................................      1,258,211       1,185,666
 Net unrealized gain (loss)
  on securities available
  for sale, net of income tax .............................           (773)          4,007
        Total shareholders' equity ........................      2,507,438       2,439,673
            Total liabilities and
            shareholders' equity ..........................   $ 31,238,473    $ 30,292,270

See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Three Months Ended
                                                       March 31,      March 31,
Interest Income                                          1997           1996
 Loans, including fees .......................         $449,860         $414,770
 Federal funds sold ..........................           15,742           24,053
 Securities available for sale:
 U.S. Treasury ...............................           23,617            9,100
 U.S. Government agencies ....................            5,015           19,367
Securities held to maturity:
 U.S. Government agencies ....................           20,059           37,895
 Tax exempt bonds and notes ..................           22,658            8,946
 Taxable bonds ...............................            5,391             --
 Corporate notes .............................           19,309           21,395
Federal reserve stock ........................              563              563
   Total interest income .....................          562,214          536,089

Interest Expense
 Deposits ....................................          286,663          258,195

Net Interest Income ..........................          275,551          277,894

Provision for Loan Losses ....................            9,000            9,000

Net Interest Income After
 Provision for Loan Losses ...................          266,551          268,894

Non-Interest Income
 Service charges .............................           24,862           26,377
 Other .......................................            5,785           11,366
     Total non-interest income ...............           30,647           37,743

Non-Interest Expense
 Salaries and benefits .......................           87,303           90,689
 Premises and equipment ......................           34,289           29,959
 Legal and accounting fees ...................           15,307           15,555
 Other operating expense .....................           59,282           60,048
     Total non-interest expense ..............          196,181          196,251

Income Before Income Tax .....................          101,017          110,386

Provision for Income Tax .....................           28,472           34,716

Net Income ...................................         $ 72,545         $ 75,670

Net Income Per Share..........................            $1.16            $1.21

See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                     March 31,        March 31,
                                                       1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................     $    72,545      $    75,670
Adjustments to reconcile
 net income to net cash
 from operating activities
   Depreciation and amortization .............          11,512            8,829
   Net premium amortization and
     discount accretion on securities ........          26,716           23,966
   Provision for loan losses .................           9,000            9,000
   Increase/(decrease) in cash from
     change in assets and liabilities:
          Interest receivable ................         (37,467)         (22,901)
          Other assets .......................            (776)          (7,978)
          Interest payable ...................           4,171            6,973
          Other liabilities ..................          (6,761)          18,263
             Net cash from operating
              activities .....................          78,940          111,822

CASH FLOWS FROM INVESTING ACTIVITIES

Available-for-sale securities:
 Purchases ...................................        (513,306)        (493,438)
 Maturities ..................................         250,000             --
Held-to-maturity securities:
 Purchases ...................................        (193,982)      (1,412,715)
 Maturities ..................................         629,000           63,000
Net increase in loans ........................        (207,323)          31,735
Purchase of property and equipment ...........         (39,498)          (1,007)
Net cash from (used in)
  investing activities .......................         (75,109)      (1,812,425)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase/(decrease) in
   deposit accounts ..........................         883,490        1,009,986
     Net cash from financing activities ......         883,490        1,009,986

NET INCREASE/(DECREASE) IN CASH
 AND CASH EQUIVALENTS ........................         887,321         (690,617)

CASH AND CASH EQUIVALENTS AT:

BEGINNING OF PERIOD ..........................       3,338,015        3,847,727

END OF PERIOD ................................     $ 4,225,336      $ 3,157,110

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest ..................................     $   282,492      $   251,222
   Federal income tax ........................     $    60,213      $      -

See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
            For the Three Month Periods ended March 31, 1996 and 1995

                                                                       Net Unrealized
                                                                         Gain (Loss)
                                              Additional                On Securities     Total
                                Common         Paid In      Retained      Available    Shareholders'
                                 Stock          Capital     Earnings      For Sale        Equity
BALANCE AT JANUARY 1, 1996      $625,000      $625,000      $972,478       $12,444     $2,234,922

  Net income .............          --            --          75,670          --           75,670

  Unrealized gain (loss)
   on securities
   available for sale,
   net of tax ............          --            --            --          (8,071)        (8,071)

BALANCE AT MARCH 31, 1996       $625,000      $625,000    $1,048,148        $4,373     $2,302,521

BALANCE AT JANUARY 1, 1997       625,000       625,000     1,185,666         4,007      2,439,673

  Net income .............          --            --          72,545          --           72,545

  Unrealized gain (loss)
   on securities
   available for sale,
   net of tax ............          --            --            --          (4,780)        (4,780)

BALANCE AT MARCH 31, 1997       $625,000      $625,000    $1,258,211         $(773)    $2,507,438

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

2. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1997 and December 31, 1996, and the results of operations for the three month periods ended March 31, 1997 and 1996.


3. During the three month period ended March 31, 1997, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was a decrease of $7,242. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of March 31, 1997 and December 31, 1996 was $4,951,000 and $5,450,000 respectively.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. An analysis of changes in the allowance for loan losses follows:

                                             Three Months Ended        Year Ended
                                                  March 31,           December 31,
                                               1997         1996         1996
Balance at beginning of period ..........   $ 174,955    $ 144,100    $ 144,100

Additions/(Deductions)
  Provisions charged to operating expense       9,000        9,000       36,000
  Recoveries credited to allowance ......       1,894          435        1,381
  Loans charged-off .....................      (4,801)      (2,155)      (6,526)

Balance at end of period ................   $ 181,048    $ 151,380    $ 174,955

                                   Continued

                          HURON NATIONAL BANCORP, INC.
     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)

                                                          March 31,                                   December 31,
                                              1997          1996          1996
Past due 90 days or more .............       $20,481            $-            $-
Nonaccrual ...........................         2,072         3,224        36,952
Restructured .........................        17,697        48,035             0

     Totals ..........................       $40,250       $51,259       $36,952

     Loans past due ninety days or more, nonaccruals and restructured loans have adequate levels of collateral and/or loans are guaranteed and the Bank does not expect any significant loss.

5. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

6. Earnings and dividends per share are computed using the weighted average number of shares outstanding. The number of shares used in the computations of earnings and dividends per share were 62,500 for 1997 and 1996.

7. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 1996.

8. The results of the operations for the three months ended March 31, 1997 are not necessarily indications of results to be expected for the full year.

9. As of March 31, 1997, the Bank had outstanding commitments to make loans totaling $511,919 and outstanding letters of credit of $248,192.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated financial statements of the Registrant and its wholly-owned subsidiary. The discussion should be read in conjunction with those statements.

Introduction

     The Bank was organized in 1980 under the laws of the United States. Located in a rural northern Michigan area, this community bank has achieved a moderate growth pattern consistent with maintaining a reasonable capital to asset ratio.


Summary of Financial Position

     Total assets at March 31, 1997 increased from December 31, 1996 by 3.12%, or $946,203. This increase primarily was the result of an increase in deposits of $883,490. Since deposits increased and loans were essentially unchanged, the loan to deposit ratio decreased from 69.53% at December 31, 1996 to 68.09% at March 31, 1997. The allowance for loan losses was increased by $6,093.

     During the first quarter of 1997, the Bank has seen a migration of balances from noninterest bearing transaction accounts to interest-bearing transaction accounts and time deposits. These deposits increased by $1,053,285 as depositors are committing funds for an extended period of time due to interest rates. The increase in total deposits of 3.20% or $883,490, from December 31, 1996 to March 31, 1997 is also impacted by changing deposit rate and service charge pricing by institutions in Presque Isle County.

Results of Operations

     Net income for the three months ended March 31, 1997 totaled $72,545 compared to $75,670 in 1996, a decrease of $3,125. The decrease is primarily the result an increase in interest expense on deposits of $28,468. This amount was offset by an increase in interest income of $26,125.


                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

     The provision for loan losses for the three month periods ended March 31, 1997, and 1996 was $9,000. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

     Non-interest income for the three months ended March 31, 1997 totaled $30,647 compared to $37,743 in 1996. The decrease was primarily related to a reduction in service charges on returned checks, early redemption penaltites and coin and currency fees. There was a decrease of $5,581 in Other income compared to March 31, 1996.

     Non-interest expense for the three months ended March 31, 1997 totaled $196,181 compared to $196,251 at March 31, 1996. There were only slight changes in the areas of Salaries and benefits and Premises and equipment.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 28.2% and 31.4% for the three month periods ended March 31, 1997 and 1996, respectively. This decrease between periods is primarily the result of an increase in interest income which is exempt from Federal income tax.

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


                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Analysis of Net Interest Income (continued)

Net Interest Income                                      Three Months Ended March 31,
(In Thousands)                                                 1997        1996
Interest Income (fully taxable
 equivalent basis) ...................................        $574         $541
Interest Expense .....................................         287          258

Net Interest Income (fully taxable
 equivalent basis) ...................................        $287         $283

Increase in Net Interest Income ......................        $  4         $  4
Percent increase of Net Interest Income ..............        1.41%        1.43%

     The two variables that have the most significant effect on the change in the net interest income are volume and rate. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As can be seen from the two tables below, the Bank has experienced an increase in net interest income due to increases in the volume of both interest earning assets and interest bearing liabilities. However, a decreased margin almost completely offset the benefits of the increase in volume. The rate paid on interest bearing liabilities increased 19 basis points because growth was centered in time deposits, the most costly deposit category. Since loan volumes increased slightly, the additional deposits were invested in securities, which have lower yields than loans. This resulted in a slight decrease in the gross yield on interest earning assets of 9 basis points. Consequently, the net yield on interest earning assets decreased from 4.45% for the three months ended March 31, 1996 to 4.18% for the same period in 1997. The increased volume, partially offset by the decrease in margin, increased the net interest income by $4,719 on a fully tax equivalent basis.

Change in Net Interest Income                              1997 Over 1996
(In Thousands)                                             Change Due to:
Interest Income                                    Volume        Rate       Total
Loans ......................................       $ 42        $ (7)       $ 35
Taxable investment securities ..............         (9)         (5)        (14)
Nontaxable investment
 securities (fully taxable
 equivalent basis) .........................         21          (1)         20
Federal funds sold .........................         (8)          0          (8)
Total Interest Income ......................         46         (13)         33
Interest Expense
Interest bearing DDA .......................          0           0           0
Savings ....................................          1           0           1
Time deposits ..............................         20           8          28
Total Interest Expense .....................         21           8          29
Net Interest Income ........................       $ 25        $(21)       $  4


                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Analysis of Net Interest Income (continued)

     The table below summarizes the Bank's average balances, interest income/expense, interest rates and net yield on earning assets. The net yield on earning assets employs an effective cost of funds by recognizing interest-free liabilities and shareholders' equity which fund earning assets, and is computed by dividing net interest income by interest earning assets.

Interest Rate Spread and Net                          Three Months Ended March 31,
Yield on Earning Assets                         1997                             1996
(In Thousands)                     Average                          Average
Assets                             Balance    Interest     Rate     Balance   Interest   Rate
Loans ..........................   $19,429    $   450      9.39%   $17,621    $ 414      9.55%
Taxable investment
 securities ....................     4,877         73      6.10%     5,506       88      6.46%
Nontaxable investment
 securities (fully
 taxable equivalent
 basis) ........................     2,075         34      6.71%       770       14      7.13%
Federal funds sold .............     1,193         16      5.35%     1,815       24      5.37%
Other ..........................        38          1      6.09%        38        1      6.01%
Total Interest
 Earning Assets ................    27,612        574      8.43%    25,750      541      8.52%

Cash and due from banks ........     2,700       --         --       2,578       --       --
Other assets, net ..............       596       --         --         540       --       --
Total Assets ...................   $30,908       --         --     $28,868       --       --

Liabilities
Interest bearing DDA's .........   $ 4,516    $    33      2.99%    $4,537       34      3.02%
Savings ........................     6,340         43      2.75%     6,140       42      2.77%
Time deposits ..................    14,146        211      6.03%    12,808      182      5.78%
Total interest bearing
 liabilities ...................    25,002        287      4.65%    23,485      258      4.46%
DDA's ..........................     3,172       --         --       2,885       --       --
Other liabilities ..............       259       --         --         237       --       --
Shareholders' equity ...........     2,475       --         --       2,261       --       --
Total liabilities
 and equity ....................   $30,908       --         --     $28,868       --       --
Net Interest Income ............      --      $   287       --        --      $ 283       --
Net Yield on Interest
 Earning Assets ................      --         --        4.22%      --         --      4.45%
Net Interest Spread ............      --         --        3.78%      --         --      4.06%
Interest earning assets/interest
 bearing liabilities ...........      1.10%      --         --      1.10%        --       --

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Analysis of Net Interest Income (continued)

     Average balances for loans include non-accrual, restructured and impaired loans. The inclusion of these loans does not have a material effect on either the average balance or the interest income.

Capital Management

     Huron National Bank believes that a strong capital position is paramount to its continued profitability and continued depositor and investor confidence. It also provides Huron National Bank flexibility to take advantage of growth opportunities and to accommodate larger Bank loan customers. Regulators have established risk-based capital guidelines for banks and bank holding companies. Because of the Corporation's and Bank's size, regulatory capital requirements apply only to the Bank.

     Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance-sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At March 31, 1997 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of March 31, 1997, the Bank's consolidated actual capital levels and minimum required levels were:

                                                                               Minimum Required To
                                                        Minimum Required       Be Well Capitalized
                                                          For Capital         Under Prompt Corrective
                                 Actual                Adequacy Purposes        Action Regulations
                            Amount     Ratio           Amount     Ratio          Amount     Ratio
Total capital (to risk
 weighted assets) .....     2,681      14.54%          1,475      8.00%          1,843      10.00%
Tier 1 capital (to risk
 weighted assets) .....     2,500      13.56%            737      4.00%          1,106       6.00%
Tier 1 capital (to
 average assets) ......     2,500       8.09%          1,236      4.00%          1,545       5.00%


                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Interest Rate Sensitivity

     The Bank's principal asset/liability management objectives include the maintenance of adequate liquidity and appropriate interest rate sensitivity while maximizing net interest income.

     The  Bank's  primary   sources  of  short  term  liquidity  are  short-term
investments and the ability to raise money through federal funds purchased. Longer term sources of liquidity are through longer term investment security maturities and loan repayments, as well as through normal deposit growth and negotiable certificates of deposit. The primary source of funds for the parent company is the upstream of dividends from the Bank.

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


Gap Analysis

     The  following   table  reflects  how  Management  has  matched  assets  to liabilities that mature or have the ability to reprice as of March 31, 1997:

Assets                    0 - 90 Days     90-180 Days     181-365 Days    1 - 3 Years     3 Years +      Total
Loans .................   $  1,610,528    $    945,135    $    731,029    $  4,559,037    $ 11,552,041   $ 19,397,770
Federal Funds .........      1,200,000               0               0               0               0      1,200,000
Investments ...........         71,065         499,652         869,202       4,042,019       1,461,782      6,943,720
   Total ..............      2,881,593       1,444,787       1,600,231       8,601,056      13,013,823     27,541,490

Liabilities
Interest-bearing
   transaction accounts      4,695,309               0               0               0               0      4,695,309

Savings ...............      6,541,539               0               0               0               0      6,541,539
Certificates of Deposit      4,614,891       3,106,444       1,611,695       2,794,290       1,978,274     14,105,594
   Total ..............     15,851,739       3,106,444       1,611,695       2,794,290       1,978,274     25,342,442

Asset (liabilities) GAP   ($12,970,146)   ($ 1,661,657)   ($    11,464)   $  5,806,766    $ 11,035,549   $  2,199,048

Cumulative GAP ........   ($12,970,146)   ($14,631,803)   ($14,643,267)   ($ 8,836,501)   $  2,199,048

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Gap Analysis (continued)

     Not included in the totals are non-accrual loans of $2,072, impaired loans of $20,481, non-repricing investments of $37,500 and matured certificates of deposit of $15,000.

     The Bank's cumulative 1 year GAP position has increased slightly from ($13,624,098) at December 31, 1996 to ($14,641,850) at March 31, 1997 primarily due to the increase in certificates of deposits maturing within one year. Management believes that the GAP overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing transaction and savings accounts may not reprice on an "instant basis". Management believes liabilities do not need to be repriced as soon as rates begin to move which gives them a "lag time" in the market and for the assets to reprice. It is also their belief that they are in a sufficient position to minimize the adverse effect for the change in interest rates.


Accounting Standards

     On March 3, 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (SFAS No. 128), which is effective for financial statements beginning with year end 1997. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Bank has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.

                          HURON NATIONAL BANCORP, INC.
                                    PART II
                               OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     The Corporation is not involved in any material legal proceedings. The Corporation's sole subsidiary, Huron National Bank (the "Bank"), is involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Bank. Neither the Bank nor the Corporation is involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Corporation or the Bank, or any associate of the foregoing, is a party or has a material interest adverse to the Corporation or the Bank.

ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the three months ended March 31, 1997.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 1997.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Registrant's security holders during the three months ended March 31, 1997.

ITEM 5 - OTHER INFORMATION

 No other information to report during the three months ended March 31, 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 1997.

                          HURON NATIONAL BANCORP, INC.

                               INDEX TO EXHIBITS


The following exhibits are filed or incorporated by reference as part of this report:


2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession-Consolidation

    Agreement included in Amendment No. 1 to Form S-4 Registration Statement No. 33-33874.

27  Financial data schedule

                          HURON NATIONAL BANCORP, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HURON NATIONAL BANCORP, INC.





                                  By: /s/ Michael L. Cahoon
                                      Michael L. Cahoon
                                      President and Chief Executive Officer
                                  Dated: 5/5/97


                                  By: /s/ Paulette D. Kierzek
                                      Paulette D. Kierzek
                                      Chief Financial Officer
                                  Dated: 5/5/97