Form 10QSB
period 1997-06-30
HURON NATIONAL BANCORP INC
filed 1997-08-07
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q SB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1997

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


 $10.00 par value of common stock            62,500 shares as of August 1, 1997
          (Class)                                      (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS



PART I FINANCIAL INFORMATION


ITEM 1    Condensed Consolidated Balance Sheet
            June 30, 1997 (unaudited) ....................................... 2

          Condensed Consolidated Statements of Income (Unaudited)
            Six month periods ended June 30, 1997 and 1996 .................. 3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            Six months ended June 30, 1997 and 1996.......................... 4

          Notes to the Condensed Consolidated Financial
            Statements (Unaudited)........................................... 5


ITEM 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 6



PART II OTHER INFORMATION


     Item 1 - Legal Proceedings..............................................11

     Item 2 - Changes in Securities..........................................11

     Item 3 - Defaults upon Senior Securities................................11

     Item 4 - Submission of Matters to a Vote of Securities Holders..........11

     Item 5 - Other Information..............................................11

     Item 6 - Exhibits and Reports on Form 8-K...............................11

     Index to Exhibits.......................................................12

     Signatures..............................................................13

     Financial Data Schedule.................................................14

                          HURON NATIONAL BANCORP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    Unaudited
                                                                     June 30,
ASSETS                                                                 1997
    Cash and due from banks ...................................    $  3,802,705
    Federal funds sold ........................................       1,600,000
    Cash and cash equivalents .................................       5,402,705
    Securities:
        Available for Sale:
            U.S. Treasury .....................................       1,750,313
            U.S. Government agencies ..........................         251,473
        Held to maturity:
            U.S. Government agencies ..........................         800,512
            Tax exempt bonds and notes ........................       1,934,786
            Taxable bonds .....................................         640,131
            Corporate notes ...................................       1,452,420
                Total investment securities ...................       6,829,635

    Loans
        Commercial ............................................       3,014,043
        Real Estate ...........................................      10,175,859
        Installments ..........................................       6,533,871
               Total Loans ....................................      19,723,773
        Allowance for loan losses .............................        (186,518)
           Net loans ..........................................      19,537,255
    Bank premises and equipment - net .........................         520,565
    Accrued interest receivable ...............................         273,347
    Other assets ..............................................          70,038
              Total Assets ....................................    $ 32,633,545


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
    Deposits
        Non interest-bearing transaction accounts..............    $  3,879,032
        Interest-bearing transaction accounts .................       5,082,565
        Savings ...............................................       6,698,055
        Time ..................................................      14,143,374
              Total deposits ..................................      29,803,026
    Accrued interest payable ..................................          57,065
    Other liabilities .........................................         176,470
              Total liabilities ...............................      30,036,560
Shareholders' Equity
     Common stock, $10 par value:  100,000 shares
       authorized and 62,500 outstanding ......................         625,000
    Additional paid in capital ................................         625,000
    Retained earnings .........................................       1,344,621
    Net unrealized gain (loss) on securities
       available for sale, net of income tax ..................           2,364
              Total shareholders' equity ......................       2,596,985
                 Total liabilities and shareholders' equity
                                                                   $ 32,633,545

See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Six Months Ended
                                                            June 30,        June 30,
Interest Income                                               1997            1996
    Loans, including fees .................................   $  909,575   $  842,514
    Federal funds sold ....................................       37,167       38,395
    Securities available for sale:
      U.S. Treasury .......................................       49,938       26,178
      U.S. Government agencies ............................        8,785       38,890
    Securities held to maturity:
      U.S. Government agencies ............................       40,084       78,238
      Tax exempt bonds and notes ..........................       45,061       18,919
      Taxable bonds .......................................       12,901
      Corporate notes .....................................       39,537       40,615
    Federal reserve stock .................................        1,125        1,125
        Total interest income .............................    1,144,173    1,084,874

Interest Expense
    Deposits ..............................................      569,023      522,970

Net Interest Income .......................................      575,150      561,904

Provision for Loan Losses .................................       18,000       18,000

Net Interest Income After
   Provision for Loan Losses ..............................      557,150      543,904

Non-Interest Income
    Service charges .......................................       48,211       49,350
    Other .................................................       18,627       22,254
        Total non-interest income .........................       66,838       71,604

Non-Interest Expense
    Salaries and benefits .................................      187,794      188,610
    Premises and equipment ................................       63,366       58,754
    Legal and accounting fees .............................       30,909       27,633
    Other operating expense ...............................      115,806      118,285
        Total non-interest expense ........................      397,875      393,282

Income Before Income Tax ..................................      226,113      222,226

Provision for Income Tax ..................................       62,846       72,175

Net Income ................................................   $  163,267   $  150,051

Net Income Per Share ......................................   $     2.61   $     2.40

Dividends Per Share .......................................          N/A          N/A

See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Six Months Ended
                                                                          June 30,        June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                        1997            1996
    Net income ......................................................     $ 163,267      $ 150,051
    Adjustments to reconcile net income to net cash
      from operating activities
        Net premium amortization and discount accretion on securities        95,767         44,470
        Provision for loan losses ...................................        18,000         18,000
        Increase/(decrease) in cash from change in assets
          and liabilities:
            Other assets and interest receivable ....................       (38,348)        (3,345)
            Other liabilities and interest payable ..................       (28,518)        41,813
                Net cash from operating activities ..................       210,168        250,989

CASH FLOWS FROM INVESTING ACTIVITIES

    Available-for-sale securities:
       Purchases ....................................................      (513,306)      (737,456)
       Maturities ...................................................       250,000
   Held-to-maturity securities:
       Purchases ....................................................      (692,522)    (1,795,381)
       Maturities ...................................................     1,199,000        913,000
    Net increase in loans ...........................................      (544,024)      (704,114)
    Purchase of property and equipment ..............................       (53,642)       (18,572)

                Net cash from (used in) investing activities ........      (354,494)    (2,342,523)


CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase/(decrease) in deposit accounts .....................     2,209,016      1,406,576
                Net cash from financing activities ..................     2,209,016      1,406,576

NET INCREASE/(DECREASE) IN CASH AND

  CASH EQUIVALENTS ..................................................     2,064,690       (684,958)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD ...............................................     3,338,015      3,847,727

  END OF PERIOD .....................................................   $ 5,402,705    $ 3,162,769


SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

    Cash paid during the period for:
      Interest ......................................................   $   575,174    $   520,992
      Federal income tax ............................................   $    96,613    $    30,225

See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Huron National Bank after elimination of significant inter-company transactions and accounts. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 1996.

2. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1997 and December 31, 1996, and the results of operations for the six month periods ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. During the six month period ended June 30, 1997, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was a decrease of $2,490. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of June 30, 1997 was $4,845,000.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $51,000 during the six months ended June 30, 1997 to $131,295 and these loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of June 30, 1997, the Bank had outstanding commitments to make loans totaling $861,770 and outstanding letters of credit of $343,219.


5. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.


6. Earnings per share are computed using the weighted average number of shares outstanding. The number of shares used in the computations of earnings per share were 62,500 for 1997 and 1996.


                                   Continued

                          HURON NATIONAL BANCORP, INC.

                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its wholly-owned subsidiary. The discussion should be read in conjunction with those statements.


Summary of Financial Position

     Total assets at June 30, 1997 increased from December 31, 1996 by 7.73%, or $2,341,275. This increase primarily was the result of an increase in deposits of $2,209,000. Since deposits increased and loans slightly increased, the loan to deposit ratio decreased from 69.53% at December 31, 1996 to 66.18% at June 30, 1997. The allowance for loan losses was increased by $11,563.

     During the first six months of 1997, the Bank has seen a migration of balances from noninterest-bearing transaction accounts to interest-bearing transaction accounts and time deposits. These deposits increased by $1,463,321 as a portion of this was Presque Isle County funds and was transferred out of deposits after month end. The increase in total deposits of 8.00% or $2,209,000 from December 31, 1996 to June 30, 1997 was normal deposit growth as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial institutions in Presque Isle County.

Results of Operations

     Net income for the six months ended June 30, 1997 totaled $163,267 compared to $150,051 for the six months ended June 30, 1996, an increase of $13,216. The increase is primarily the result of an increase in net interest income of $13,246.


                                   Continued

                          HURON NATIONAL BANCORP, INC.

                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Results of Operations (continued)

     The provision for loan losses for the six month periods ended June 30, 1997, and 1996 was $18,000. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

     Non-interest income for the six months ended June 30, 1997 totaled $66,838 compared to $71,604 in 1996. The decrease was primarily related to a reduction in service charges on returned checks, early redemption penalties and coin and currency fees. There was a decrease of $3,627 in Other income compared to the six month period ended June 30, 1996.

     Non-interest expense for the six months ended June 30, 1997 totaled $397,875 compared to $393,282 at June 30, 1996. There were only slight changes in the components of noninterest expense, including the areas of Salaries and benefits and Premises and equipment.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 28.2% and 31.4% for the six month periods ended June 30, 1997 and 1996, respectively. This decrease between periods is primarily the result of an increase in interest income which is exempt from Federal income tax.


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


                                   Continued

                          HURON NATIONAL BANCORP, INC.

                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



The Bank has experienced an increase in net interest income for the six months ended June 30, 1997 over the comparable prior year period due to increases in the volume of both interest earning assets and interest bearing liabilities. However, a decreased margin almost completely offset the benefits of the increase in volume. The rate paid on interest bearing liabilities increased 6 basis points over the six months ended June 30, 1996 because growth was centered in time deposits, the most costly deposit category. Since loan volumes increased slightly, the additional deposits were invested in securities, which have lower yields than loans. This resulted in a slight decrease in the gross yield on interest earning assets of 1 basis points. Consequently, the net yield on interest earning assets decreased from 4.20% for the six months ended June 30, 1996 to 4.19% for the same period in 1997. The increased volume, partially offset by the decrease in margin, increased the net interest income by $26,712 on a fully tax equivalent basis.

Capital Management

     Regulators have established risk-based capital guidelines for banks and bank holding companies. Because of the Corporation's and Bank's size, regulatory capital requirements apply only to the Bank.

     Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At June 30, 1997 Huron National Bank had capital ratios well above the minimum regulatory guidelines.


                                   Continued

                          HURON NATIONAL BANCORP, INC.

                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



     As of June 30, 1997, the Bank's consolidated actual capital levels and minimum required levels are:

                                                                                     Minimum Required To
                                                                 Minimum Required    Be Well Capitalized
                                                                   For Capital       Under Prompt Corrective
                                                 Actual          Adequacy Purposes   Action Regulations
                                           Amount     Ratio      Amount     Ratio    Amount     Ratio
Total capital (to risk weighted assets)    2,782      14.57%     1,527      8.00%    1,909      10.00%
Tier 1 capital (to risk weighted assets)   2,595      13.59%       764      4.00%    1,146       6.00%
Tier 1 capital (to average assets) .....   2,595       8.28%     1,254      4.00%    1,568       5.00%

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


                                   Continued

                          HURON NATIONAL BANCORP, INC.

                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



     The Bank's cumulative 1 year GAP position has decreased slightly from ($13,624,098) at December 31, 1996 to ($13,179,634) at June 30, 1997 primarily due to the increase in loans maturing within one year and the decrease in certificates of deposits maturing within one year.


Issued But Not Yet Adopted Accounting Principles

     In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.

                          HURON NATIONAL BANCORP, INC.

                                    PART II

                               OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

No changes in legal proceedings relevant to the requirements of this section occurred during the six months ended June 30, 1997.


ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the six months ended June 30, 1997.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the six months ended June 30, 1997.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Huron National Bancorp, Inc. was held on April 30, 1997. Elected as Directors for terms to expire in 2000 were Marvin Beatty, Ervin Nowak and Eugene McLean. Continuing Directors include Leon Delekta, Lynwood Lamb, Louis Dehring, Donald Hampton and Michael Cahoon. There were no other matters submitted to vote.


ITEM 5 - OTHER INFORMATION

No other information to report during the six months ended June 30, 1997.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the six months ended June 30, 1997.

                          HURON NATIONAL BANCORP, INC.


                               INDEX TO EXHIBITS



The following exhibits are filed or incorporated by reference as part of this report:



         27  Financial data schedule.

                          HURON NATIONAL BANCORP, INC.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HURON NATIONAL BANCORP, INC.





                                   By: /s/ Michael L. Cahoon
                                       Michael L. Cahoon
                                       President and Chief Executive Officer
                                   Dated: 8/6/97


                                   By: /s/ Paulette D. Kierzek
                                       Paulette D. Kierzek
                                       Chief Financial Officer
                                   Dated: 8/6/97