Form 10QSB
period 1997-09-30
HURON NATIONAL BANCORP INC
filed 1997-11-12
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


               For the Quarterly period ended September 30, 1997


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



$10.00 par value of common stock           62,500 shares as of November 3, 1997
       (Class)                                           (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS


PART I            FINANCIAL INFORMATION


ITEM 1   Condensed Consolidated Balance Sheet
           September 30, 1997 (unaudited)                                     2

         Condensed Consolidated Statements of Income (Unaudited)
           Nine month periods ended September 30, 1997 and 1996               3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           Nine months ended September 30, 1997 and 1996                      4

         Notes to the Condensed Consolidated Financial Statements
           (Unaudited)                                                        5


ITEM 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7



PART II           OTHER INFORMATION


         Item 1 - Legal Proceedings                                          12

         Item 2 - Changes in Securities                                      12

         Item 3 - Defaults upon Senior Securities                            12

         Item 4 - Submission of Matters to a Vote of Securities Holders      12

         Item 5 - Other Information                                          12

         Item 6 - Exhibits and Reports on Form 8-K                           12

         Index to Exhibits                                                   13

         Signatures                                                          14

         Financial Data Schedule                                             15

HURON NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  September 30,
ASSETS                                                                 1997
    Cash and due from banks ...................................    $  2,552,820
    Federal funds sold ........................................         900,000
    Cash and cash equivalents .................................       3,452,820
    Securities:  (Market value - $6,883,787)
        Available for sale ....................................       1,977,758
        Held to maturity ......................................       4,875,581
                Total investment securities ...................       6,853,339
    Loans
        Commercial ............................................       2,704,421
        Real Estate ...........................................      10,610,156
        Installments ..........................................       6,579,444
               Total Loans ....................................      19,894,021
        Allowance for loan losses .............................        (187,204)
           Net loans ..........................................      19,706,817
    Bank premises and equipment - net .........................         516,452
    Accrued interest receivable ...............................         272,452
    Other assets ..............................................          90,848
              Total Assets ....................................    $ 30,892,728



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts .............    $  3,695,263
        Interest-bearing transaction accounts .................       3,446,256
        Savings ...............................................       6,749,384
        Time ..................................................      14,066,795
              Total deposits ..................................      27,957,698
    Accrued interest payable ..................................          62,441
    Other liabilities .........................................         178,096
              Total liabilities ...............................      28,198,235
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding .......................         625,000
    Additional paid in capital ................................         625,000
    Retained earnings .........................................       1,440,514
    Net unrealized gain (loss) on securities
      available for sale, net of income tax ...................           3,979
              Total shareholders' equity ......................       2,694,493
                 Total liabilities and shareholders' equity ...    $ 30,892,728


           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       Nine Months Ended
                                                   September 30,    September 30,
Interest Income                                        1997              1996
    Loans, including fees ....................       $1,374,084       $1,280,426
    Federal funds sold .......................           58,513           54,814
    Securities available for sale:
      U.S. Treasury ..........................           71,207           44,563
      U.S. Government agencies ...............           12,547           51,575
      Corporate securities ...................            4,866
    Securities held to maturity:
      U.S. Government agencies ...............           48,514          109,551
      Tax exempt bonds and notes .............           67,169           30,489
      Taxable bonds ..........................           23,315
      Corporate notes ........................           62,418           64,391
    Federal reserve stock ....................            1,688            1,687
        Total interest income ................        1,724,321        1,637,496
Interest Expense
    Deposits .................................          845,090          796,024
Net Interest Income ..........................          879,231          841,472
Provision for Loan Losses ....................           27,000           27,000
Net Interest Income After
   Provision for Loan Losses .................          852,231          814,472
Non-Interest Income
    Service charges ..........................           66,806           74,908
    Other ....................................           36,940           32,722
        Total non-interest income ............          103,746          107,630
Non-Interest Expense
    Salaries and benefits ....................          290,874          286,555
    Premises and equipment ...................           94,113           85,042
    Legal and accounting fees ................           47,034           43,520
    Other operating expense ..................          170,058          171,209
        Total non-interest expense ...........          602,079          586,326
Income Before Income Tax .....................          353,898          335,776
Provision for Income Tax .....................           99,051          105,422
Net Income ...................................       $  254,847       $  230,354
Net Income Per Share .........................       $     4.08       $     3.69
Dividends Per Share ..........................              N/A              N/A

          See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                        September 30,    September 30,
CASH FLOWS FROM OPERATING ACTIVITIES
                                                                             1997           1996
    Net income ......................................................   $   254,847    $   230,354
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization ...............................        31,838         25,642
        Net premium amortization and discount accretion on securities       106,228         31,211
        Provision for loan losses ...................................        27,000         27,000
        Increase/(decrease) in cash from change in assets
          and liabilities:
            Other assets and interest receivable ....................       (58,262)         8,645
            Other liabilities and interest payable ..................       (18,120)        46,953
                Net cash from operating activities ..................       343,531        369,805


CASH FLOWS FROM INVESTING ACTIVITIES

    Available-for-sale securities:
       Purchases ....................................................      (988,751)      (989,086)
       Maturities ...................................................       750,000        500,000
   Held-to-maturity securities:
       Purchases ....................................................      (965,383)    (2,137,540)
       Maturities ...................................................     1,394,000      1,433,000
    Net increase in loans ...........................................      (722,588)    (1,406,317)
    Purchase of property and equipment ..............................       (59,692)       (34,192)
                Net cash from (used in) investing activities ........      (592,414)    (2,634,135)


CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase/(decrease) in deposit accounts .....................       363,688      2,224,290
                Net cash from financing activities ..................       363,688      2,224,290

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................................       114,805        (40,040)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD ...............................................     3,338,015      3,847,727

  END OF PERIOD .....................................................   $ 3,452,820    $ 3,807,687

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

    Cash paid during the period for:
      Interest ......................................................   $   845,865    $   786,970
      Federal income tax ............................................   $   133,013    $    60,625

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

2. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1997 and the results of operations for the nine month periods ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. During the nine month period ended September 30, 1997, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was an increase of $43. Available-for-sale securities include U.S. Treasury of $1,254,063; U.S. Government Agencies of $251,172 and Corporate Securities of $472,523. There were no sales or transfers of securities classified as held to maturity. Held-to-maturity securities include U.S. Government Agencies of $776,788; Obligations of States and Political Subdivisions of $2,552,119 and Corporate Securities of $1,546,674. The aggregate estimated fair value of securities held to maturity as of September 30, 1997 was $4,906,000.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $62,000 during the nine months ended September 30, 1997 to $99,094 and these loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of September 30, 1997, the Bank had outstanding commitments to make loans totaling $1,028,854 and outstanding letters of credit of $244,991. An analysis of changes in the allowance for loan losses follows:

                                                        Nine Months Ended                                    Year Ended
                                                           September 30,                                        December 31,
                                                1997          1996          1996
Balance at beginning of period .............   $ 174,955    $ 144,100    $ 144,100
    Additions/(Deductions)
     Provisions charged to operating expense      27,000       27,000       36,000
     Recoveries credited to allowance ......       3,750        1,155        1,381
     Loans charged-off .....................     (18,501)      (4,969)      (6,526)
Balance at end of period ...................   $ 187,204    $ 167,286    $ 174,955

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



Summary of Financial Position

     Total assets at September 30, 1997 increased from December 31, 1996 by 1.98%, or $600,458. This increase primarily was the result of an increase in deposits and loans of $364,000. Since deposits and loans increased, the loan to deposit ratio increased from 69.53% at December 31, 1996 to 71.16% at September 30, 1997. The allowance for loan losses was increased by $12,249.

     During the first nine months of 1997, the Bank has seen a migration of balances from noninterest-bearing transaction accounts to savings and time deposits. These deposits increased by $324,939. The increase in total deposits of 1.30% or $363,688 from December 31, 1996 to September 30, 1997 was normal deposit growth as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial institutions in Presque Isle County.


Results of Operations

     Net income for the nine months ended September 30, 1997 totaled $254,847 compared to $230,354 for the nine months ended September 30, 1996, an increase of $24,493. The increase is primarily the result of an increase in interest income of $86,825 offset by an increase in noninterest expense of $15,753.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

     The provision for loan losses for the nine month periods ended September 30, 1997, and 1996 was $27,000. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

     Non-interest income for the nine months ended September 30, 1997 totaled $103,746 compared to $107,630 in 1996. The decrease was primarily related to a reduction in service charges on returned checks, early redemption penalties and coin and currency fees. There was a decrease of $3,884 in Other income compared to the nine month period ended September 30, 1996.

     Non-interest expense for the nine months ended September 30, 1997 totaled $602,079 compared to $586,326 at September 30, 1996. There were only slight changes in the components of noninterest expense, including the areas of Salaries and benefits and Premises and equipment due to a computer conversion anticipated for October.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 28% and 31.4% for the nine month periods ended September 30, 1997 and 1996, respectively.

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


                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



The Bank has experienced an increase in net interest income for the nine months ended September 30, 1997 over the comparable prior year period due to increases in the volume of both interest earning assets and interest bearing liabilities. However, the margin stayed the same as lower rates offset the benefits of the increased volume. The rate paid on interest bearing liabilities decreased 4 basis points over the nine months ended September 30, 1996 because growth was centered in time deposits, the most costly deposit category. Since loan volumes increased slightly, the additional deposits were invested in securities, which have lower yields than loans. This resulted in a slight decrease in the gross yield on interest earning assets of 1 basis point. Consequently, the net yield on interest earning assets decreased from 2.94% for the nine months ended September 30, 1996 to 2.90% for the same period in 1997. The increased volume, partically offset by the decrease in margin, increased the net interest income by $24,493 on a fully tax equivalent basis.


Capital Management

     Regulators have established risk-based capital guidelines for banks and bank holding companies. Because of the Corporation's and Bank's size, regulatory capital requirements apply only to the Bank.

     Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At September 30, 1997 Huron National Bank had capital ratios well above the minimum regulatory guidelines.


                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



     As of September 30, 1997, the Bank's consolidated actual capital levels and minimum required levels are:

                                                                                                Minimum Required To
                                                                        Minimum Required         Be Well Capitalized
                                                                           For Capital         Under Prompt Corrective
                                                   Actual               Adequacy Purposes       Action Regulations
                                             Amount      Ratio         Amount         Ratio     Amount       Ratio
Total capital (to risk weighted assets)      2,878       15.08%         1,527         8.00%     1,351        10.00%
Tier 1 capital (to risk weighted assets)     2,691       13.59%           764         4.00%     1,146         6.00%
Tier 1 capital (to average assets)           2,691        8.55%         1,259         4.00%     1,574         5.00%


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


                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



     The Bank's cumulative 1 year GAP position has decreased from ($13,624,098) at December 31, 1996 to ($12,057,630) at September 30, 1997 primarily due to the increase in loans maturing within one year and the decrease in certificates of deposits maturing within one year.


Issued But Not Yet Adopted Accounting Principles


     The FASB has issued new accounting requirements pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share for calculating earnings per share which will be effective for the Company in the fourth quarter of 1997. Early adoption of SFAS No. 128 is not permitted. Under the standard, basic earnings per share will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share or previously reported earning per share amounts.

                          HURON NATIONAL BANCORP, INC.
                                    PART II
                               OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS


No changes in legal proceedings relevant to the requirements of this section occurred during the nine months ended September 30, 1997.


ITEM 2 - CHANGES IN SECURITIES


No changes in securities relevant to the requirements of this section occurred during the nine months ended September 30, 1997.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the nine months ended September 30, 1997.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Registrant's security holders during the quarter ended September 30, 1997.


ITEM 5 - OTHER INFORMATION

No other information to report during the nine months ended September 30, 1997.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the nine months ended September 30, 1997.

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




                                       HURON NATIONAL BANCORP, INC.





                                       By: /s/ Michael L. Cahoon
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                           Dated: 11/7/97


                                       By: /s/ Paulette D. Kierzek
                                           Paulette D. Kierzek
                                           Chief Financial Officer
                                           Dated: 11/7/97