Form 10KSB
period 1997-12-31
HURON NATIONAL BANCORP INC
filed 1998-03-27
CIK 861617

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 10549


                                  FORM 10-KSB
(Mark One)

{X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

{ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from __________ to __________


                         Commission File Number 0-19181


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period if the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {X}

The aggregate market value of the voting stock held by "non-affiliates" of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) as of March 13, 1998, was approximately $1,580,145, based on market price of $35.00 per share.

As of March 13, 1997, there were outstanding 62,500 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders (the "1997 Annual Report") for the year ended December 31, 1997 are incorporated by reference into Parts I and II of this Form 10-KSB Report. Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 1998, are incorporated by reference into Part III of this Form 10-KSB Report.

PART-I

ITEM 1 - BUSINESS

GENERAL

The Registrant, Huron National Bancorp, Inc. (hereinafter referred to as the "Registrant"), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was formed for the purpose of enabling Huron National Bank (hereinafter referred to as the "Bank") to form a one-bank holding company. The Bank became a wholly-owned subsidiary of the Registrant on May 8, 1990. The Registrant's only subsidiary and significant asset as of December 31, 1997 is the Bank. The Registrant and its subsidiary operate in the Banking industry, which accounts for substantially all of their assets, revenues and operating income.

The Bank was organized in 1980 under the laws of the United States. Its deposits, to the extent allowed by law, are insured by the Federal Deposit Insurance Corporation. The Bank's main office is located at 200 East Erie, Rogers City, Michigan.

Further discussion of the Registrant's business is presented in the Business section on page 9 in the 1997 Annual Report, incorporated herein by reference.

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

The Bank is subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with the Registrant or a subsidiary. The "covered transactions" that an insured bank and its subsidiaries are permitted to engage in with their nonbank affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of "covered transactions" of the insured bank and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of all "covered transactions": of the insured bank and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured bank. "Covered "transactions: are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guaranty, acceptance, or letter of credit for the benefit of an affiliate. Covered transactions must also be collateralized. The Federal Reserve Act

PART-I    ITEM 1 - BUSINESS
further requires that (i) "covered transactions" with affiliates; (ii) asset sales to affiliates; (iii) contractual arrangements with affiliates; (iv) transactions in which an affiliate acts as an agent or broker; and (v) any transaction in which an affiliate has a financial interest or is a participant, must be made: (x) on terms and under circumstances, including credit standards, that are substantially the same as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies; or (y) in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Registrant, to principal shareholders of the Registrant, and to "related interests" of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Registrant or the Bank or a principal shareholder of the Registrant may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

The Registrant and the Bank are currently in compliance with the minimum capital requirements applicable to such institutions. Prompted by the enactment of FDICIA, the FDIC has established a system of risk-based deposit insurance premiums. Based on the Bank's prevailing capital ratios, the Bank has been paying the minimum rate of FDIC insurance since the assessment period that began January 1, 1996.

LENDING ACTIVITIES

The Bank is actively engaged in originating within the Bank's market area real estate mortgage loans, commercial loans and installment loans. The Bank's loan portfolio totaled $19,853,701 at December 31, 1997. This represents 62.80% of its total assets. At that date, 53.32% consisted of real estate mortgage loans, 32.72% consisted of installment loans and 13.96% consisted of commercial loans.

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

Further discussion of the Registrant's business is presented in the Business section on page 9 in the 1997 Annual Report incorporated herein by reference.

I.      STATISTICAL DISCLOSURE

     (A) Distribution of Assets, Liabilities and Shareholders' Equity;

     (B) Interest Rates and Interest Differential

A  table  and  discussion  of  the  Distribution  of  Assets,   Liabilities  and
Shareholders' Equity and Interest Rates and Interest Differential is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 5 under Analysis of Net Interest Income in the 1997 Annual Report which is incorporated herein by reference.

II.    INVESTMENT PORTFOLIO


     (A) A table of book values of the investment portfolio as of December 31, 1997 and 1996 is set forth in Note 3 on pages 18 and 19 of the 1997 Annual Report which is incorporated herein by reference.


     (B) The following table shows the relative maturities and weighted yields of investments in debt securities at December 31, 1997:

                                                           1 Year or Less              1 Year - 5 Years           After 5 Years
                                                       Amount           Yield        Amount         Yield      Amount       Yield
U.S. Treasury securities and obligations of U.S.
     Government, Corporations and Agencies            $1,293,444        5.99%        $503,714       6.13
States and Municipals (1)                                577,775        4.80%       2,129,238       5.28%     $92,232      5.08%
Mortgage-backed                                                                       209,713       6.40%
Corporate                                                625,754        5.66%       1,194,445       6.38%

     Totals                                           $2,496,973        6.07%      $4,037,110       5.80%     $92,232      5.08%

     (1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34%.

III.  LOAN PORTFOLIO

          (A) A table and discussion of the loan portfolio as of December 31, 1997 and 1996 is in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 under Loans and Loan Review Process and in Notes 1 and 4 on pages 17 and 19, respectively, in the 1997 Annual Report which is incorporated herein by reference.

          (B)  The  following  table  sets  forth  the  remaining   maturity  of
          commercial loans at December 31, 1997 according to scheduled repayments of principal. There were no agricultural or real estate construction loans at December 31, 1997.

                                 1 Year or Less    1 - 3 Years         Total
     Commercial loans(1)          $2,716,858        $55,936          $2,772,794

     (1) These loans are disclosed at their contractual maturity, however, a significant number of loans are rolled over at maturity. These rollovers occur because contractual maturity is short-term and provides management the ability to frequently review the customers' credit worthiness.

          (C) (1) Nonaccrual, Past Due and Restructured Loans

          The following table sets forth non-performing loans at December 31:

                                                                  1997            1996
Loans accounted for on a nonaccrual basis                        $9,500         $36,952
Aggregate amount of loans ninety days or more past due
(excludes loans on nonaccrual status above)                      23,518

Troubled debt restructuring where terms have been renegotiated to provide a reduction or deferral of interest or principal
because of a deterioration in the financial position of the
borrower (excludes nonaccrual and loans past due ninety
days or more above)                                              18,333

Total non-performing loans                                      $51,351         $36,952

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

               (3) There were no foreign loans outstanding as of December 31, 1997 and 1996.

               (4) There are no concentrations of loans exceeding 10% of total loans which are not already disclosed as a category at December 31, 1997.

     (D) As of December 31, 1997, there were no other interest-bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or
     (C)(2) of the Loan Portfolio listing if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE


     (A) The following table sets forth balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                        1997           1996
Balance of allowance for loan losses at the beginning of year:        $174,955       $144,100
Charge-offs: Commercial loans                                           27,428              0
Real estate loans                                                        3,000              0
Installment loans                                                        4,801          6,526
Total charge-offs                                                       35,229          6,526

Recoveries: Commercial loans                                             1,974              0
Real estate loans                                                            0              0
Installment loans                                                        2,931          1,381
Total recoveries                                                         4,905          1,381

                                                                 1997              1996
Net loans charged-off                                            30,324            5,145
Additions to allowance charged to operating expense              36,000           36,000
Balance at end of year                                         $180,631         $174,955
Average gross loans outstanding                              19,744,000       18,386,000
Percent of net charge-offs during the period to average
gross loans outstanding                                           0.15%            1.03%

Further discussion of the provision and allowance for loan losses as well as non-performing loans is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 under Loans and Loan Review Process and in Notes 1, 4 and 5 on pages 16, 19 and 20 in the 1997 Annual Report which is incorporated herein by reference.

     (B) The following table presents an allocation of the allowance for loan losses to the various loan categories for each year ended December 31:

                                 1997                         1996
                         Allowance    % of Loans to   Allowance     % of Loans to
                          Amount       Total Loans      Amount       Total Loans
Commercial               $17,932        13.96%         $16,727        12.52%
Real estate               18,637        53.32%          33,236        54.25%
Installment               18,618        32.72%          23,462        33.23%
Unallocated              125,444                       101,530

Total                   $180,631       100.00%        $174,955       100.00%

V.     DEPOSITS

     (A) The following table sets forth average deposit balances and the weighted average rate paid for the years ended December 31:

                                              1997                               1996
                                             Average                            Average
                                    Balance            Rate            Balance            Rate
Demand Deposits                    $3,684,452          0.00%          $3,260,130          0.00%
Interest-bearing
  demand deposits                   4,021,178          2.80%           3,929,544          2.99%
Savings                             6,545,513          2.56%           6,368,156          2.75%
Time deposits under $100,000       12,311,297          5.51%          11,554,466          5.47%
Time deposits over $100,000         1,812,760          5.79%           1,917,968          5.87%
Total                             $28,375,200          3.75%         $27,030,264          3.84%

     (B) The following table summarizes time deposits in amount of $100,000 or more by time remaining until maturity as of December 31, 1997:

Three months or less                    $1,822,000
Over three months through six months       217,000
Total                                   $2,039,000

                                                            1997           1996
Net Income to average assets                                1.08%          1.03%
Net Income to average shareholders' equity                 13.56%         12.99%
Cash dividend payout ratio                                 29.59%         30.54%
Average shareholders' equity to average total assets        7.98%          7.97%

VII.  SHORT TERM BORROWING

         NONE

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


The following sets forth certain information with respect to the Registrant's executive officers as of December 31, 1997:

                                                                                First Elected
Name (age)                    Position with Registrant                     Officer of the Registrant
Ervin Nowak (66)              Chairman                                               1990
Michael L. Cahoon (64)        President and Chief Executive Officer                  1990
Paulette D. Kierzek (48)      Chief Financial Officer                                1990

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

ITEM 3 - PENDING LEGAL PROCEEDINGS

     NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.


                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information for this item appears on page 2 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item appears on pages 3 through 9 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements appear on pages 11 to 25 in the 1997 Annual Report for the year ended December 31, 1997 and are incorporated herein by reference:

                     Report of Independent Auditors
                     Consolidated Balance Sheets
                     Consolidated Statements of Income
                     Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
                     Notes to the Consolidated Financial Statements

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

PART-III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item appears under the headings "Election of Directors"; "List of Directors and Nominees for Election as Directors"; and Committees of the Board of Directors in the Registrant's" 1998 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to "Additional Item" under Part I of this Form 10-KSB Report on page 6.

ITEM 10 - EXECUTIVE COMPENSATION

Information for this item appears under the heading of "Summary Compensation Table" in the Registrant's 1998 Proxy Statement as filed with the Commission, incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item appears under the headings of "Principal Holders of Securities"; and "Voting Securities and Beneficial Ownership of Directors and Officers" in the Registrant's 1998 Proxy Statement as filed with the Commission, incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item appears under the heading of "Other Transactions" in the Registrant's 1998 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to Note 4 of the Companys' Financial Statements filed under Item 7 of this Report.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     3. Exhibits
          Reference is made to the Exhibit Index on page 10 of this report.

(b)  Report on Form 8-K
     No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 1998.


                          HURON NATIONAL BANCORP, INC.



/s/ Michael L. Cahoon                             /s/ Paulette D. Kierzek
Michael L. Cahoon                                 Paulette D. Kierzek
President and Chief Executive Officer             Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 16, 1997.



/s/ Ervin Nowak                                   /s/ Lynwood Lamb
Ervin Nowak                                       Lynwood Lamb
Chairman of the Board                             Director


                                                  /s/ Leon Delekta
Marvin Beatty                                     Leon Delekta
Vice Chairman of the Board                        Director


/s/ Eugene McLean                                 /s/ Michael L. Cahoon
Eugene McLean                                     Michael L. Cahoon
Director                                          Director, President and CEO


/s/ Donald Hampton                                /s/ Louis Dehring
Donald Hampton                                    Louis Dehring
Director                                          Director


/s/ John Tierney
John Tierney
Director


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

             13     Annual Report for the year ended December 31, 1997.

                    The consolidated financial statements and notes related thereto appear on pages 11 through 25, and the other financial information on pages 1 through 9 in the 1997 Annual Report are incorporated by reference in this Form 10-KSB Report. With the exception of these statements and information, the Annual Report to Shareholders for the year ended December 31, 1997, is not deemed filed as part of this Form 10-KSB Report.

             21    List of Subsidiary.

             27    Financial Data Schedule.

EXHIBIT 13

                          Huron National Bancorp, Inc.









                           Annual Shareholder Report
                                      1997

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS


         SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . 1

         TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER. . . . . . . . . . . 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . 3


         BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


         DIRECTORS AND EXECUTIVE OFFICERS. . . . . . . . . . . . . . . . . . .10


         FINANCIAL STATEMENTS:

              Report of Independent Auditors. . . . . . . . . . . . . . . . . 11

              Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . .12

              Consolidated Statements of Income  . . . . . . . . . . . . . . .13

              Consolidated Statements of Changes in Shareholders' Equity . . .14

              Consolidated Statements of Cash Flows  . . . . . . . . . . . . .15

              Notes to the Consolidated Financial Statements . . . . . . 16 - 25

                          HURON NATIONAL BANCORP, INC.

                            SELECTED FINANCIAL DATA

                                                             For the Year Ended December 31,
SUMMARY OF OPERATIONS                      1997           1996           1995           1994             1993
Total interest income                   $2,308,579     $2,195,890     $1,990,838     $1,823,975     $1,831,430
Total interest expense                   1,117,854      1,075,226        870,052        713,398        805,976
Net interest income                      1,190,725      1,120,664      1,120,786      1,110,577      1,025,454
Provision for loan losses                   36,000         36,000         33,500         30,000         29,000
Net interest income after provision
for loan losses                          1,154,725      1,084,664      1,087,286      1,080,577        996,454
Noninterest income                         135,432        147,347        181,258        119,869        123,534
Noninterest expense                        818,870        786,566        823,719        793,527        780,633

Income before income tax                   471,287        445,445        444,825        406,919        339,355
Provision for income tax                   133,356        138,507        138,618        135,375        109,744

NET INCOME                                $337,931       $306,938       $306,207       $271,544       $229,611

AVERAGE SHARES OUTSTANDING                  62,500         62,500         62,500         62,500         62,500

PER SHARE DATA
Basic earnings                               $5.41          $4.91          $4.90          $4.34          $3.67
Cash dividends                                1.60           1.50           1.25           1.00           0.90
Book value, end of year                      42.85          39.03          35.76          31.81          28.86

TOTAL AVERAGE EQUITY (000's)                $2,493         $2,363         $2,141         $1,909         $1,703

TOTAL AVERAGE ASSETS (000's)               $31,238        $29,661        $26,395        $25,431        $25,049

RATIOS
Return on average total assets                1.08%          1.03%          1.16%          1.07%          0.92%
Average shareholders' equity to average
total assets                                  7.98%          7.97%          8.11%          7.51%          6.80%
Return on average shareholders' equity       13.56%         12.99%         14.30%         14.22%         13.48%
Dividend payout ratio (dividends divided
by net income)                               29.59%         30.54%         25.51%         23.02%         24.50%

PERIOD END TOTALS (000's)

Total assets                               $31,615        $30,292        $27,752        $25,549        $25,434
Total loans and leases                      19,854         19,186         17,721         17,031         15,682
Total deposits                              28,712         27,594         25,277         23,280         23,354
Shareholders' equity                         2,678          2,440          2,235          1,988          1,804

                TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER


There is no established trading market in the Company's common stock. Such sales as there are generally occur in Presque Isle County, Michigan. The following table summarizes sales the Company has knowledge of occurring during the last two years. Where known, the average sales price is given. Because the shares are sold infrequently and not on any exchange, the numbers shown cannot necessarily be considered to be an accurate reflection of true market value.

                              1997                               1996
                   Number of     Average Price        Number of      Average Price
                    Shares         Per Share           Shares         Per Share
First Quarter       100            $32.00              560            Price Unknown
                                                       152            $30.00
Second Quarter       26            $32.00              300            Price Unknown
                                                        13            $30.00
                                                       150            $32.00
Third Quarter        50            $34.00              170            $30.00
                    150            $36.00               10            $32.00
                                                       605            Price Unknown
Fourth Quarter      None                               300            Price Unknown

As of December 31, 1997, the Company's shareholder list reflected approximately 640 shareholders of record and there were 62,500 shares of common stock issued and outstanding.

Dividends declared per share were $1.60 and $1.50 during 1997 and 1996, respectively.

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


SUMMARY
Net income of $337,931 was reported in 1997 compared to net income of $306,938 in 1996 and $306,207 in 1995. Basic earnings per share was $5.41 in 1997 compared to $4.91 in 1996 and $4.90 in 1995. For 1997, return on average assets and average equity equaled 1.08% and 13.56%, respectively. This compares to 1.03% and 12.99% in 1996 and 1.16% and 14.30% in 1995.

As of year-end, total assets were $31,615,138, an increase of $1,322,868 or 4.37% over December 31, 1996. This increase followed an increase of $2,540,651 in 1996's total assets over 1995's. Total loans increased $667,517 at December 31, 1997 when compared to December 31, 1996, while securities decreased $516,630 and cash and cash equivalents increased by $1,053,036 for the same period. These increases were funded by growth in customer deposits. In total, the Bank's deposits increased from $27,594,010 in 1996 to $28,712,049 in 1997, with time deposits growth of $321,617 and non-interest bearing transactions accounts of $532,436. Customers are now committing funds for extended periods of time.

Shareholders' equity as a percent of assets increased to 8.47% at December 31, 1997 compared to 8.05% for December 31, 1996. This is the result of the Company's earnings keeping pace with asset growth.


RESULTS OF OPERATIONS

Analysis of Net Interest Income

The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings. In 1997, net interest income, on a fully tax equivalent basis increased by $90,284 compared to 1996. The increase in the level of deposits to a small extent offset the positive impact on net interest income from the increase in interest earning assets.

The following table summarizes the increases in net interest income.

Net Interest Income
(In thousands; fully taxable equivalent basis)   1997      1996     1995
Interest Income                                 $2,354    $2,222    $2,003
Interest Expense                                 1,118     1,076       870

Net Interest Income                             $1,236    $1,146    $1,133

Increase in Net Interest Income                    $90       $13       $13
Percent Increase of Net Interest Income           7.88%     1.16%     1.16%

The two variables that have the most significant effect on the change in the net interest income are volume and rate. Below is a chart which illustrates the impact of changes in these two important variables for 1997 and 1996.

Change in Net                            1997 Over 1996              1996 Over 1995
Interest Income (1)                       Change Due to:              Change Due to:
(In thousands; fully
 taxable equivalent basis)        Volume    Rate      Total     Volume    Rate      Total
Interest Income
Loans                            $126       $(6)     $120       $89        $8       $97
Taxable securities                (47)       (5)      (52)       72        (2)       70
Tax-exempt securities              60         0        60        44        (5)       39
Federal funds sold and other        2         2         4        18        (5)       13
Total Interest Income             141        (9)      132       223        (4)      219

Interest Expense

Interest bearing DDA                3        (8)       (5)        0         0         0
Savings                             4       (12)       (8)       (3)        0        (3)
Time deposits                      38        17        55       156        53       209
Total Interest Expense             45        (3)       42       153        53       206

Net Interest Income               $96       $(6)      $90       $70      $(57)       13

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

Interest Rate Spread and Net
Yield on Earning Assets                       1997                          1996                       1995
(In Thousands)                     Average                        Average                       Average
Assets                             Balance    Interest  Rate      Balance   Interest  Rate      Balance   Interest  Rate
Loans (1)                          $19,744    $1,845    9.35%     $18,386   $1,725    9.38%     $17,442   $1,628    9.33%
Taxable securities                   4,837       296    6.13%       5,602      348    6.22%       4,439      278    6.27%
Tax-exempt securities (fully
taxable equivalent basis)            1,974       135    6.84%       1,101       75    6.85%         460       36    7.82%
agreement to resell Federal
 funds sold                          1,387        76    5.44%       1,342       72    5.27%       1,030       59    5.76%
Other                                   38         2    6.00%          38        2    6.00%          38        2    6.00%
Total interest earning              27,980     2,354    8.41%      26,469    2,222    8.39%      23,409    2,003    8.56%

Cash and due from banks              2,635                          2,642                         2,385
Other assets, net                      623                            550                           601
Total Assets                       $31,238                        $29,661                       $26,395

Liabilities
Interest bearing DDA's              $4,021       113    2.80%      $3,930      118    2.99%      $3,922      117    2.99%
Savings                              6,546       167    2.56%       6,368      175    2.75%       6,494      179    2.75%
Time deposits                       14,124       838    5.93%      13,472      783    5.81%      10,740      574    5.34%
Total interest bearing              24,691     1,118    4.53%      23,770    1,076    4.52%      21,156      870    4.11%

DDA's                                3,684                          3,260                         2,862
Other liabilities                      370                            268                           236
Shareholders' equity                 2,493                          2,363                         2,141

Total liabilities and equity       $31,238                        $29,661                       $26,395

Net Interest Income (fully                    $1,236                        $1,146                        $1,133
taxable equivalent basis)

Net yield on interest
 earning assets                                         4.42%                        4.33%                          4.84%

Net interest spread                                     3.88%                        3.87%                          4.45%

Interest earning assets/
interest bearing liabilities                            1.13x                        1.11x                          1.11x

(1) Average balances for loans include impaired loans in 1997, 1996 and 1995. The inclusion of these loans does not have a material effect on either the average balance or the interest income. As indicated in Note 1 to the accompanying consolidated financial statements of Huron National Bancorp, Inc., as of January 1, 1995, the Company began following guidance provided by SFAS No. 114 to recognize impaired loans.

Non-Interest Income

The Company recorded noninterest income of $135,432, a decrease of $11,915 or (8.09)% from $147,347 in 1996. This decrease was attributable to a reduction in service charges on returned checks and non-sufficient funds in 1997.

Non-Interest Expense

During 1997, noninterest expense increased by $32,304 or 4.11% from $786,566 in 1996 to $818,870 in 1997. The increases included $20,709 in salaries & benefits which included contributions to the SEP Plan and the normal increase in salaries. The other increases include $8,223 in Premises & Equipment and $8,163 in Legal & Accounting Fees.

Provision for Income Taxes

The provision for income taxes was $133,356 in 1997 compared to $138,507 in 1996, a decrease of $5,151 or (3.72)%. This was a result of non-taxable municipal investment securities. The effective tax rate, derived by dividing applicable income tax expense by income before taxes, was 28% in 1997 and 31% in 1996.

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

GAP Analysis

The following table as of December 31, 1997 reflects how management has matched assets to liabilities that mature or have the ability to reprice in the following time frame:

Assets                        0-90 Days      91-365 Days    1 - 3 Years    3 - 5 Years    5 Years +      Total
Loans                         $1,513,000     $1,957,000     $4,927,000     $6,334,000     $5,123,000     $19,854,000
Investments                      241,000      2,274,000      3,095,000        931,000         92,000       6,633,000
Federal Funds                  2,000,000                                                                   2,000,000
Total                          3,754,000      4,231,000      8,022,000      7,265,000      5,215,000      28,487,000

Liabilities
Interest-bearing
transaction accounts           3,872,000                                                                   3,872,000
Savings                        6,659,000                                                                   6,659,000
Certificates of Deposit        5,029,000      3,562,000      4,022,000      1,702,000                     14,315,000
Total                         15,560,000      3,562,000      4,022,000      1,702,000              0      24,846,000

Asset/(Liabilities) GAP      (11,806,000)       669,000      4,000,000      5,563,000      5,215,000       3,641,000

Cumulative GAP              $(11,806,000)  $(11,137,000)   $(7,137,000)   $(1,574,000)    $3,641,000

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


The Bank's cumulative 1 year GAP position decreased from ($13,624,000) at December 31, 1996 to ($11,137,000) at December 31, 1997 as a result of an increase of asset maturities in the investment area. Management believes that the GAP overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing transaction and savings accounts may not reprice on an "instant basis". Management believes liabilities do not need to be repriced as soon as rates begin to move which gives them a "lag time" in the market and for the assets to reprice. It is also their belief that they are in a sufficient position to minimize any adverse effect to the Bank's financial position due to interest rate changes.

Capital

Management attempts to maintain sufficient capital to take advantage of market opportunities, yet provide a fair return to its shareholders.

The National Bank Act places limitations on the ability of the Bank to declare and pay dividends. As a general matter, the Bank may not pay dividends greater than the total of the Bank's net profits for that year combined with its retained net profits of the two preceding years. Further, the Comptroller of the Currency may prohibit the payment of cash dividends where it deems the payment to be an unsafe and unsound banking practice. Under the most restrictive of the dividend restrictions, in 1998 the Bank could pay additional dividends of approximately $465,000 plus 1998 net income to the Holding Company.

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

Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance-sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 Capital adds the allowance for loan losses. Tier 1 Capital cannot exceed Tier 2 Capital. Banks are required to have ratios of Tier 1 Capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At December 31, 1997, Huron National Bank had capital ratios well above the minimum regulatory guidelines as noted within footnote 14 of the Consolidated Financial Statements.

Loans and Loan Review Process

Maintaining  high asset  quality  is a key  determinant  of the Bank's  success.
Therefore,   management   continually  monitors  impaired,   non-performing  and
delinquent loans and reports them monthly to the Board of Directors.

Non-accrual and loans past due 90 days or more approximated $33,018 or 0.17% of total loans at December 31, 1997 compared to approximately $36,952 or 0.19% a year earlier.

The provision for loan losses was $36,000 in 1997 and 1996 and $33,500 in 1995. For the same years, charge-offs, net of recoveries, were $30,324, $5,145 and $37,129, respectively.

The allowance for loan losses is at $180,631 or 0.91% of total loans at December 31, 1997 compared to $174,955 or 0.91% of total loans at year-end 1996. The allowance is consistent with Management's recognition of problem loans along with Management's strategy to emphasize the quality of the loan portfolio. The allowance is considered adequate by Management. (see also Note 1 to the Consolidated Financial Statements)

Effects of Inflation

Inflation can have a significant affect on the reported financial operating results of all industries. This is especially true in industries with a high proportion of fixed assets and inventory. Inflation has an impact on the growth of total assets in the banking industry and the need to maintain a proper level of equity capital.

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

Huron National Bank is the largest of two banks located in Rogers City. The other was purchased by a bank holding company and converted into a branch office. The Bank also competes for loans and deposits with a savings and loan institution, and two credit unions. In addition, a total of three other Banks operate branches in Presque Isle County, and money market funds also compete for deposits in the Bank's service area.

The Bank regularly makes commitments for secured term loans and commitments for lines of credit. These lines of credit are reviewed on an annual basis by the Bank's Board of Directors. However, these commitments are firm only to the extent that the respective borrower maintains a satisfactory credit history and does not represent any unusual credit risk. The Bank had $1,832,000 and $1,422,000 as of December 31, 1997 and 1996 in outstanding lines of credit and commitments to make loans of which $770,142 and $588,022 were still available to the respective borrower. Furthermore, the Bank had issued letters of credit totaling $244,901 as of December 31, 1997.

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

As of December 31, 1997, the Bank did not have any foreign sources or applications of funds.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have any material effect upon the Bank's capital expenditures, earnings, or competitive position.

The Bank employed 14 full-time employees and 4 part-time employees at December 31, 1997.

The Bank does not offer commercial, consumer, international, trust, or municipal trading services.

                        DIRECTORS AND EXECUTIVE OFFICERS


ERVIN R. NOWAK                             EUGENE MCLEAN
Chairman of the Board of:                  Director of:
     Huron National Bancorp, Inc. and             Huron National Bancorp, Inc.
     Huron National Bank                          Huron National Bank
President of Builders Mart, Inc.           Retired Shipping Captain


MARVIN C. BEATTY                           LYNWOOD LAMB
Vice-Chairman of:                          Director of:
     Huron National Bancorp, Inc.                 Huron National Bancorp, Inc.
     Huron National Bank                          Huron National Bank
Owner StateWide Real Estate                Investment Advisor


LOUIS DEHRING                              MICHAEL L. CAHOON
Director of:                               President and Chief Executive Officer
     Huron National Bancorp, Inc.          and Director of:
     Huron National Bank                          Huron National Bancorp, Inc.
Owner Paull Investments                           Huron National Bank

DONALD A. HAMPTON                          LEON DELEKTA
Director of:                               Director of:
     Huron National Bancorp, Inc.                 Huron National Bancorp, Inc.
     Huron National Bank                          Huron National Bank
President of The Buoy, Inc. and            Retired Potato Farmer and
Hampton IGA, Inc.                          Truck Transportation

JOHN A. TIERNEY                            PAULETTE D. KIERZEK
Director of:                               Cashier of Huron National Bank
     Huron National Bancorp, Inc.          Chief Financial Officer of:
     Huron National Bank                         Huron National Bancorp, Inc.
Owner of Tierney & Williams, Inc.,         Secretary to the Board of:
President of 211 Bar & Restaurant and            Huron National Bancorp, Inc.
Partner of Knost Cottages                        Huron National Bank

DALE L. BAUER
Vice-President of:
     Huron National Bank

                          HURON NATIONAL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

ASSETS                                                 1997              1996
Cash and due from banks (Note 2)                   $2,391,051         $2,438,015
Federal Funds Sold                                  2,000,000            900,000
Cash and cash equivalents                           4,391,051          3,338,015

Securities available for sale (Note 3)              1,979,375          1,746,701
Securities held to maturity (Note 3)
(Fair value of $4,693,000 in 1997
and $5,450,000 in 1996)                             4,653,385          5,402,689

Loans (Note 4)                                     19,853,701         19,186,184

Allowance for loan losses (Note 5)                   (180,631)          (174,955)
Net loans                                          19,673,070         19,011,229

Bank premises and equipment - net (Note 6)            516,773            488,598
Accrued interest receivable                           270,662            234,632
Other real estate owned                                23,448
Other assets                                          107,374             70,406

Total Assets                                      $31,615,138        $30,292,270

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits (Note 7)
Non interest-bearing transaction accounts          $3,865,667         $3,333,231
Interest-bearing transaction accounts               3,872,456          3,769,530
Savings                                             6,659,221          6,498,161
Time                                               14,314,705         13,993,088
Total deposits                                     28,712,049         27,594,010
Accrued interest payable                               62,289             63,216
Other liabilities (Note 8)                            162,950            195,371

Total liabilities                                  28,937,288         27,852,597

Commitments (Note 10)

Shareholders' Equity
Common stock, $10 par value: 100,000 shares
authorized and 62,500 outstanding                     625,000            625,000
Additional paid in capital                            625,000            625,000
Retained earnings (Note 11)                         1,423,597          1,185,666
Net unrealized gain on securities available
 for sale, net of tax of ($2,191) in 1997
 and ($2,064) in 1996                                   4,253              4,007
Total shareholders' equity                          2,677,850          2,439,673

Total liabilities and shareholders' equity        $31,615,138        $30,292,270

The accompanying notes are an integral part of these consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996 and 1995

                                      1997            1996          1995
Interest Income
Loans, including fees              $1,845,367     $1,724,683     $1,627,379
Federal funds sold                     75,557         70,650         59,274
Securities available for sale:
U.S. Treasury                          90,103         63,100         27,218
U.S. Agencies                          16,311         61,977         63,301
Corporate                              12,231
Securities held to maturity:

U.S. Agencies                          59,675        137,273        115,865
State and Municipals                  124,028         49,827         23,748
Corporate                              83,057         86,130         71,803
Other                                   2,250          2,250          2,250
Total interest income               2,308,579      2,195,890      1,990,838

Interest Expense
Deposits (Note 7)                   1,117,854      1,075,226        870,052

Net Interest Income                 1,190,725      1,120,664      1,120,786

Provision for Loan Losses (Note 5)     36,000         36,000         33,500

Net Interest Income After
Provision for Loan Losses           1,154,725      1,084,664      1,087,286

Non-Interest Income
Service charges                        89,426        101,577        111,810
Gain on sales of student loans                                       15,460
Other                                  46,006         45,770         53,988
Total non-interest income             135,432        147,347        181,258

Non-Interest Expense
Salaries and benefits (Note 12)       408,008        387,299        382,305
Premises and equipment                126,685        118,462        138,983
Legal and accounting fees              57,915         49,752         53,496
Other operating expense (Note 9)      226,262        231,053        248,935
Total non-interest expense            818,870        786,566        823,719

Income Before Income Tax              471,287        445,445        444,825

Provision for Income Tax (Note 8)     133,356        138,507        138,618

Net Income                           $337,931       $306,938       $306,207

Basic Earnings Per Share (Note 1)       $5.41          $4.91          $4.90

The accompanying notes are an integral part of these consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the years ended December 31, 1997, 1996, and 1995

                                                                                     Net Unrealized
                                                                                     Gain (Loss)
                                                       Additional                    On Securities  Total
                                        Common         Paid In        Retained       Available      Shareholders'
                                        Stock          Capital        Earnings       For Sale       Equity
BALANCE AT JANUARY 1, 1995              $625,000       $625,000       $744,396       $(6,201)       $1,988,195

Net income for the year                                                306,207                         306,207

Cash dividends ($1.25 per share)                                       (78,125)                        (78,125)

Unrealized gain (loss) on securities
available for sale, net of tax                                                        18,645            18,645

BALANCE AT DECEMBER 31, 1995            625,000        625,000         972,478        12,444         2,234,922

Net income for the year                                                306,938                         306,938

Cash dividends ($1.50 per share)                                       (93,750)                        (93,750)

Unrealized gain (loss) on securities
available for sale, net of tax                                                        (8,437)           (8,437)

BALANCE AT DECEMBER 31, 1996            625,000        625,000       1,185,666         4,007         2,439,673

Net income for the year                                                337,931                         337,931

Cash dividends ($1.60 per share)                                      (100,000)                       (100,000)

Unrealized gain (loss) on securities
available for sale, net of tax
                                                                                         246              246

BALANCE AT DECEMBER 31, 1997          $625,000        $625,000      $1,423,597        $4,253       $2,677,850

The accompanying notes are an integral part of these consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995

CASH FLOWS FROM OPERATING ACTIVITIES
                                               1997            1996           1995
Net income                                   $337,931       $306,938       $306,207
Adjustments to reconcile net
 income to net cash
 from operating activities

Depreciation and amortization                  45,815         40,233         61,545
Net premium amortization and discount
 accretion on securities                      133,489         50,399         48,732
Provision for loan losses                      36,000         36,000         33,500
Gain on sales of student loans                                              (15,460)
Gain on sale of security held to maturity                                    (2,664)

Increase/(decrease) in cash
 from change in assets
 and liabilities:

Interest receivable                           (36,030)       (7,355)        (39,157)
Other assets and other real estate            (36,968)       39,187         (17,864)
Interest payable                                 (927)        7,648          17,164
Other liabilities                             (32,548)       15,654         (67,920)
Net cash from operating activities            446,762       488,704         324,083

CASH FLOWS FROM INVESTING ACTIVITIES

Available-for-sale securities:

Purchases                                    (988,751)      (989,086)    (1,765,823)
Maturities                                    750,000      1,000,000        850,000
Held-to-maturity securities:

Purchases                                  (1,216,735)    (3,437,776)    (2,475,906)
Sales                                                                       295,125
Maturities                                  1,839,000      1,783,000      2,358,000
Net increase in loans                        (721,289)    (1,470,426)    (1,436,707)
Proceeds from sales of student loans                                        623,074
Proceeds from sale of other real estate                                     102,000
Purchase of property and equipment            (73,990)      (107,323)       (28,062)
Net cash used in investing activities        (411,765)    (3,221,611)    (1,478,299)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposit accounts            1,118,039      2,316,945      1,996,613
Dividends paid                               (100,000)       (93,750)       (78,125)
Net cash from financing activities          1,018,039      2,223,195      1,918,488

NET INCREASE/(DECREASE) IN CASH AND

CASH EQUIVALENTS                            1,053,036       (509,712)       764,272
CASH AND CASH EQUIVALENTS AT:

BEGINNING OF PERIOD                         3,338,015      3,847,727      3,083,455
END OF PERIOD                              $4,391,051     $3,338,015     $3,847,727

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Cash paid during the period for:
Interest                                   $1,118,781     $1,067,578       $852,888
Federal income tax                            169,413         91,025        236,709

Non cash investing activities
A loan in the amount of $23,448 was transferred to other real estate in 1997 and loans in the amount of $102,000 were transferred in 1995.

The accompanying notes are an integral part of these consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     NATURE OF OPERATIONS ~ The consolidated financial statements include the accounts of Huron National Bancorp, Inc. ("the Company") and its wholly-owned subsidiary, Huron National Bank (the "Bank"). All material intercompany balances and transactions are eliminated in consolidation.

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

Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due.

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

     EARNINGS PER SHARE ~ On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, Earnings Per Share, which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects Statement 128 to have little impact on its earnings per share calculations in future years, other than changing terminology to basic EPS. All prior period EPS data is restated to conform with the new presentation. Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computation of basic earnings per share was 62,500 for all years presented.

     RECLASSIFICATIONS ~ Some items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 2 - CASH AND DUE FROM BANKS

     As of December 31, 1997, the Bank was required to maintain cash balances with the Federal Reserve Bank in the amount of $75,000.


NOTE 3 - SECURITIES

     Securities have been classified in the Consolidated Balance Sheet according to management's intent. The amortized cost of securities and their estimated fair values at December 31 were as follows:

                                                         Gross          Gross
    1997                            Amortized          Unrealized     Unrealized
Securities Available for Sale:        Cost               Gains         Losses        Fair Value
U.S. Treasury                      $1,249,810           $4,877         $-             $1,254,687
U.S. Agency                           250,343              282                           250,625
Corporate                             472,779            1,284                           474,063
                                   $1,972,932           $6,443         $-             $1,979,375

Securities Held to Maturity:
U.S. Agency                          $297,005             $745         $-              $297,750
Mortgage-backed                       209,713              889                          210,602
State and Municipals                2,799,246           34,272                        2,833,518
Corporate                           1,347,421            4,443         (1,192)        1,350,672
                                   $4,653,385          $40,349        $(1,192)       $4,692,542

                                                         Gross          Gross
1996                                  Amortized        Unrealized     Unrealized       Fair
Securities Available for Sale:          Cost             Gains         Losses         Value
U.S. Treasury                      $1,239,342           $4,408           $-          $1,243,750
U.S. Agency                           501,288            1,663                          502,951
                                   $1,740,630           $6,071           $-          $1,746,701

Securities Held To Maturity:
U.S. Agency                        $1,849,015           $1,305           $-          $1,850,320
State and Municipals                2,231,791           40,486                        2,272,277
Corporate                           1,321,883            5,461                        1,327,344
                                   $5,402,689          $47,252           $-          $5,449,941

There were no sales of securities classified as available for sale during 1997, 1996 or 1995. There were no transfers of securities classified as held to maturity during 1997, 1996 or 1995. During 1995, Management sold a held to maturity security as permitted by the safe harbor rules of SFAS No. 115.

The amortized cost and estimated fair value of securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Available for Sale                       Held to Maturity
                                             Amortized Cost      Fair Value          Amortized Cost      Fair Value
Due in one year or less                        $996,438            $997,969          $1,500,535          $1,501,982
Due after one year through five years           976,494             981,406           2,850,905           2,884,494
Due after five years through ten years                                                   92,232              95,464
Subtotal                                      1,972,932           1,979,375           4,443,672           4,481,940
Mortgage-backed securities                                                              209,713             210,602

Totals                                       $1,972,932          $1,979,375          $4,653,385          $4,692,542

Securities available for sale with a carrying value of $254,766 at December 31, 1997 were pledged to secure public deposits and for other purposes required or permitted by law.

At year end, the Company had the following concentrations of securities:

Geographic:                                  Amortized Cost   Fair Value
Rogers City, Michigan                        209,465          212,626
Issuers:
Greater Rockford, IL Airport Authority       255,940          261,533
Branch County of Michigan                    293,781          300,021

NOTE 4 - LOANS

Loans consist of the following at December 31:

                             1997               1996
Commercial loans          $2,772,794         $2,402,382
Real estate loans         10,585,218         10,407,482
Installment loans          6,495,689          6,376,320
Total loans              $19,853,701        $19,186,184

Certain directors and executive officers of the Company, including associates of such persons, were also loan customers. The following is a summary of the balance and activity of loans to such parties.

                                1997              1996
Balance - January 1           $107,520          $157,451
New loans                      302,891            68,915
Repayments                    (150,357)         (118,846)
Balance - December 31         $260,054          $107,520

NOTE 5 -  ALLOWANCE FOR LOAN LOSSES


An analysis of changes in the allowance for loan losses follows:

                                          1997            1996           1995
Balance at beginning of year            $174,955       $144,100       $147,729
Additions (Deductions)
Provision for loan losses                 36,000         36,000         33,500
Recoveries credited to allowance           4,905          1,381          2,921
Loans charged-off                        (35,229)        (6,526)       (40,050)
Balance at end of year                  $180,631       $174,955       $144,100

During the years 1997 and 1996, the balance of impaired loans was considered to be immaterial.


NOTE 6 - BANK PREMISES AND EQUIPMENT - NET

Bank premises and equipment consist of the following at December 31:

                                                       Accumulated        Carrying
1997                                    Cost           Depreciation       Value
Land                                    $60,000                            $60,000
Bank building and improvements          481,509        $(198,915)          282,594
Furniture and equipment                 502,417         (328,238)          174,179
Total                                $1,043,926        $(527,153)         $516,773

1996
Land                                    $60,000                            $60,000
Bank building and improvements          481,509        $(185,803)          295,706
Furniture and equipment                 428,427         (295,535)          132,892
Total                                  $969,936        $(481,338)         $488,598

Provisions for depreciation of $45,815, $40,233, and $57,510, were included in non-interest expense in 1997, 1996 and 1995, respectively.


NOTE 7 - DEPOSITS

The Bank had an aggregate of approximately $2,039,000 and $1,943,000 in time deposits issued in denominations of $100,000 or more as of December 31, 1997 and 1996, respectively. Interest expense on time deposits issued in denominations of $100,000 or more was approximately $103,000, $105,000, and $92,000 in 1997, 1996 and 1995, respectively.

At year-end 1997, stated maturities of time deposits were:

                       1998              $8,591,436
                       1999               1,797,725
                       2000               2,224,031
                       2001                 998,302
                       2002                 703,211
                                        $14,314,705

Related party deposits totaled $411,365 and $344,592 at year-end 1997 and 1996.

NOTE 8 - INCOME TAX


The provision for federal income tax for the years ended December 31 consists of the following:

1997 1996 1995
Current expense               $109,543       $171,073       $116,529
Deferred expense (benefit)      23,813        (32,566)       22,089
Provision for income tax      $133,356       $138,507       $138,618

Included in other liabilities are deferred tax balances arising from the following items:

                                                       December 31,
Deferred tax liabilities:                         1997           1996
Effects of preparing tax return
 on a cash basis                              $(67,752)      $(49,313)
Property and equipment                        (108,183)       (99,249)
Unrealized gain on securities
 available for sale                             (2,191)        (2,064)
Other                                           (7,416)       (16,587)
                                              (185,542)      (167,213)

Deferred tax assets:

Allowance for loan losses                       39,517         37,587
Loan fees                                                       7,595
Other                                               54
                                                39,571         45,182
Net deferred tax liability                   $(145,971)     $(122,031)

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                    1997           1996           1995
Statutory rate applied to income before taxes     $160,238       $151,451       $151,240
Add (deduct)
Tax-exempt interest income                         (20,165)       (12,988)        (7,090)
Surtax exemption and other                          (6,717)            44         (5,532)
Provision for income tax                          $133,356       $138,507       $138,618

NOTE 9 - OTHER OPERATING EXPENSE

Other operating expenses for the years ended December 31 consist of the following:

                                          1997           1996           1995
Office supplies                         $28,827        $28,369        $30,836
Directors fees                           50,400         48,000         44,000
General insurance                        19,560         18,374         17,247
FDIC insurance                            3,025          2,000         26,610
Other expense                           124,450        134,310        130,242
Total other operating expenses         $226,262       $231,053       $248,935

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

As of December 31, the Bank had outstanding letters of credit, commitments to make loans and unused lines of credit as follows:

                                      1997           1996
Outstanding letters of credit      $244,901       $247,179
Commitments to make loans
and Unused lines of credit         $770,142       $588,022

All commitments above are at fixed rates and carry rates of interest from 8.5% to 11% and generally expire within 1 year.

Since certain commitments to make loans and fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.

From time to time claims are made against the Company in the normal course of business. There were no material outstanding claims at December 31, 1997.

The Company's loan and deposit relationships are not concentrated in any particular industry, nor is there significant dependence on any one employer. Noninterest-bearing deposits and federal funds sold and held by NBD Bank,
amounted  to  $3,500,591   and   $2,500,792  at  December  31,  1997  and  1996,
respectively.

NOTE 11 - DIVIDENDS

Guidelines with respect to maintenance of capital adopted by federal banking law limits the amount of cash dividends the Bank can pay to the Holding Company to the extent of net retained profits (as defined by the regulatory agencies) for the current and two preceding years, and is further limited by the requirement that the Bank maintain positive retained earnings. Under the most restrictive of the above regulations, in 1998 the Bank is limited to paying additional dividends of approximately $465,000 plus 1998 net income.

NOTE 12 - PENSION PLAN

The Bank has a Simplified Employee Pension (SEP) Plan that became effective January 31, 1995. It is a defined contribution plan. Employees become eligible to participate in the SEP Plan after two years of service in the immediately preceding five plan years and after attaining the age of 21. In each plan year the Bank may contribute to the Plan the lesser of $30,000 or a percentage of each participant's compensation as reported on Form W-2. The contribution is determined annually by the Bank's Board of Directors. Also, participants may make contributions to the Plan subject to certain requirements and limitations. In all cases, Bank and participant contributions may not exceed limitations established by the Internal Revenue Service. Expense recognized by the Bank in relation to the SEP Plan for the year ended December 31, 1997, 1996 and 1995 was $7,348, $7,314 and $7,008, respectively.

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Carrying amount is a reasonable estimate of fair value for cash equivalents, interest-bearing deposits in financial institutions, Federal Reserve stock, accrued interest receivable and payable, the allowance for loan losses, demand deposits, savings accounts and money market deposits.

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

The carrying values and fair values of the Company's financial instruments (in thousands) are as follows as of year-end.

                                        1997                          1996
                              Carrying         Fair         Carrying         Fair
                                Value          Value          Value          Value
Financial assets
Cash and cash equivalents     $4,391         $4,391         $3,338         $3,338
Securities                     6,632          6,672          7,149          7,197
Loans, net                    19,673         19,743         19,011         19,165
Federal Reserve Stock             38             38             38             38
Interest receivable              271            271            235            235

Financial liabilities
Deposits                      28,712         28,718         27,594         27,657
Interest payable                  62             62             63             63

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


At year-end, the Bank's actual capital levels (in millions) and minimum required levels were:

                                                                                     Minimum Required To
                                                                 Minimum Required   Be Well Capitalized
                                                                    For Capital    Under Prompt Corrective
                                                  Actual         Adequacy Purposes   Action Regulations
1997                                         Amount    Ratio     Amount    Ratio     Amount    Ratio
Total capital (to risk weighted assets)      $2.9      14.4%     $1.6      8.0%      $2.0      10.0%
Tier 1 capital (to risk weighted assets)     $2.7      13.5%     $0.8      4.0%      $1.2       6.0%
Tier 1 capital (to average assets)           $2.7       8.6%     $1.2      4.0%      $1.6       5.0%

1996

Total capital (to risk weighted assets)      $2.6      14.4%     $1.5      8.0%      $1.8      10.0%
Tier 1 capital (to risk weighted assets)     $2.4      13.3%     $0.7      4.0%      $1.1       6.0%
Tier 1 capital (to average assets)           $2.4       7.9%     $1.2      4.0%      $1.5       5.0%

The Bank at year end 1997 and 1996 was categorized as well capitalized.


NOTE 15 - HURON NATIONAL BANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION


Presented below are condensed financial statements for the parent company:

                            CONDENSED BALANCE SHEETS
                                                         December 31,
ASSETS                                                 1997          1996
Cash and cash equivalents                             $2,091        $11,939
Investment in Huron National Bank                  2,675,759      2,427,734

Total Assets                                      $2,677,850     $2,439,673

LIABILITIES                                            --             --

SHAREHOLDERS' EQUITY                               2,677,850     $2,439,673

Total liabilities and shareholders' equity        $2,677,850     $2,439,673

NOTE 15 - HURON NATIONAL BANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (continued)

                         CONDENSED STATEMENTS OF INCOME

                                                               Years Ended December 31,
                                                         1997           1996           1995
OPERATING INCOME
Dividends from Huron National Bank                    $100,000       $103,750        $83,125
OPERATING EXPENSES
Other expenses                                           9,848         15,590          5,204
Income before equity in undistributed
 net income of subsidiary                               90,152         88,160         77,921
Equity in undistributed net income of subsidiary       247,779        218,778        228,286
NET INCOME                                            $337,931       $306,938       $306,207

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                      Years Ended December 31,
                                                1997           1996           1995
Cash Flows from Operating Activities
Net income                                   $337,931       $306,938       $306,207
Adjustments to reconcile net income to
cash from operating activities:
Net amortization                                                              4,035
Equity in undistributed net income
of subsidiary                                (247,779)      (218,778)      (228,286)
Change in other assets                              0         28,442        (28,444)
Change in other liabilities                         0        (15,537)        15,537

Net Cash From Operating Activities             90,152        101,065         69,049

Cash Flows from Financing Activities
Dividends Paid                               (100,000)       (93,750)       (78,125)
Net Cash from Financing Activities           (100,000)       (93,750)       (78,125)

Net Change in Cash and Cash Equivalents        (9,848)         7,315         (9,076)
Cash and Cash Equivalents
Beginning of the Period                        11,939          4,624         13,700

End of the Period                              $2,091        $11,939         $4,624

                                   EXHIBIT 21



                               LIST OF SUBSIDIARY



                NAME                                    INCORPORATED

      1.  Huron National Bank                             Michigan