Form 10QSB
period 1998-03-31
HURON NATIONAL BANCORP INC
filed 1998-05-11
CIK 861617

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q SB


                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly period ended March 31, 1998

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


$10.00 par value of common stock              62,500 shares as of April 30, 1998
          (Class)                                       (Outstanding)

                          HURON NATIONAL BANCORP, INC.


                                    CONTENTS


PART I            FINANCIAL INFORMATION

ITEM 1   Consolidated Balance Sheet (Unaudited)
             March 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . .2

         Consolidated Statements of Income (Unaudited)
             Three months ended March 31, 1998 and 1997. . . . . . . . . . . .3

         Consolidated Statements of Cash Flows (Unaudited)
             Three months ended March 31, 1998 and 1997. . . . . . . . . . . .4

         Notes to the Consolidated Financial Statements (Unaudited). . . . . .5


ITEM 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . . .6



PART II  OTHER INFORMATION


         Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 10

         Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . .10

         Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . .10

         Item 4 - Submission of Matters to a Vote of Security Holders . . . .10

         Item 5 - Other Information. . . . . . . . . . . . . . . . . . . . . 10

         Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 10

         Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .11

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

         Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . .13

                          HURON NATIONAL BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       Unaudited
                                                                       March 31,
ASSETS                                                                   1998
    Cash and due from banks                                           $3,970,757
    Federal funds sold                                                 1,000,000
    Cash and cash equivalents                                          4,970,757
    Securities available for sale:
            U.S. Treasury                                              1,256,172
            U.S. Agencies                                                250,468
            Corporate                                                    475,648
        Securities held to maturity:
            U.S. Agencies                                                478,552
            State and Municipals                                       3,280,861
            Corporate                                                  1,119,698
                Total investment securities                            6,861,399
    Loans
        Commercial                                                     3,168,936
        Real Estate                                                   10,689,852
        Installments                                                   6,201,083
               Total Loans                                            20,059,871
        Allowance for loan losses                                       (190,663)
           Net loans                                                  19,869,208
    Bank premises and equipment - net                                    507,971
    Accrued interest receivable                                          267,980
    Other real estate owned                                               23,448
    Other assets                                                         112,580
              Total Assets                                           $32,613,343


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
    Deposits
        Non interest-bearing transaction accounts
          $3,714,881
        Interest-bearing transaction accounts                          4,580,065
        Savings                                                        6,629,057
        Time                                                          14,651,424
              Total deposits                                          29,575,427
    Accrued interest payable                                              66,954
    Other liabilities                                                    201,783
              Total liabilities                                       29,844,164
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                  625,000
    Additional paid in capital                                           625,000
    Retained earnings                                                  1,513,626
    Net unrealized gain on securities
      available for sale, net of income tax                                5,553
              Total shareholders' equity                               2,769,179

                Total liabilities and shareholders' equity           $32,613,343

See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended
                                                        March 31,      March 31,
Interest Income                                           1998             1997
    Loans, including fees ......................        $460,576        $449,860
    Federal funds sold .........................          35,343          15,742
    Securities available for sale:
      U.S. Treasury ............................          18,463          23,617
      U.S. Agencies ............................           3,723           5,015
      Corporate ................................           7,309
    Securities held to maturity:
      U.S. Agencies ............................           7,603          20,059
      State and Municipals .....................          40,432          28,049
      Corporate ................................          16,896          19,309
      Other ....................................             563             563
        Total interest income ..................         590,908         562,214

Interest Expense
    Deposits ...................................         278,624         286,663

Net Interest Income ............................         312,284         275,551

Provision for Loan Losses ......................           9,000           9,000

Net Interest Income After
   Provision for Loan Losses ...................         303,284         266,551

Non-Interest Income
    Service charges ............................          19,444          24,862
    Other ......................................           9,962           5,785
        Total non-interest income ..............          29,406          30,647

Non-Interest Expense
    Salaries and benefits ......................         105,284          87,303
    Premises and equipment .....................          32,249          34,289
    Legal and accounting fees ..................          11,018          15,307
    Other operating expense ....................          57,644          59,282
        Total non-interest expense .............         206,195         196,181

Income Before Income Tax .......................         126,495         101,017

Provision for Income Tax .......................          36,467          28,472

Net Income .....................................        $ 90,028        $ 72,545

Comprehensive Income ...........................        $ 91,329        $ 67,765

Basic Earnings Per Share .......................           $1.44           $1.16

Dividends Per Share.............................             N/A             N/A

          See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Three Months Ended
                                                                            March 31,     March 31,
CASH FLOWS FROM OPERATING ACTIVITIES
                                                                             1998           1997
    Net income ......................................................   $    90,028    $    72,545
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization ...............................        13,182         11,512
        Net premium amortization and discount accretion on securities        35,184         26,716
        Provision for loan losses ...................................         9,000          9,000
        Increase/(decrease) in cash from change in assets
          and liabilities:
            Interest receivable .....................................                      (37,467)
            Other assets and interest receivable ....................        20,924           (776)
            Other liabilities and interest payable ..................        42,828         (2,590)
                Net cash from operating activities ..................       211,146         78,940

CASH FLOWS FROM INVESTING ACTIVITIES

    Available-for-sale securities:
       Purchases ....................................................                     (513,306)
       Maturities ...................................................                      250,000
   Held-to-maturity securities:
       Purchases ....................................................      (501,852)      (193,982)
       Maturities ...................................................       240,000        629,000
    Net increase in loans ...........................................      (228,586)      (207,323)
    Purchase of property and equipment ..............................        (4,380)       (39,498)
                Net cash from (used in) investing activities ........      (494,818)       (75,109)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase/(decrease) in deposit accounts .....................       863,378        883,490
                Net cash from financing activities ..................       863,378        883,490

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................................       579,706        887,321

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD ...............................................     4,391,051      3,338,015

  END OF PERIOD .....................................................   $ 4,970,757    $ 4,225,336

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest ......................................................   $   273,959    $   282,492
      Federal income tax ............................................   $    15,044    $    60,213


    Non-cash transfer from loans to Other Real Estate ...............   $    23,448

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 1997.

2. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1998 and December 31, 1997, and the results of operations for the three month periods ended March 31, 1998 and 1997.

3. During the three month period ended March 31, 1998, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was an increase of $1,301. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of March 31, 1998 was $4,920,000.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $122,819 during the three months ended March 31, 1998 to $155,837. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of March 31, 1998, the Bank had outstanding commitments to make loans totaling $1,010,728 and outstanding letters of credit of $181,595.

5. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

6. Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes net income and all other changes in equity, except investments by owners and distributions to owners. Comprehensive income as reported in the consolidated statements of incomes includes net income and the change during the period in unrealized gains and losses on securities available for sale.

7. Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computations of basic earnings per share were 62,500 for 1998 and 1997.

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

Summary of Financial Position

     Total assets at March 31, 1998 increased from December 31, 1997 by 3.16%, or $998,205. This increase primarily was the result of an increase in deposits and loans of $1,069,548. Since deposits and loans increased, the loan to deposit ratio decreased from 68.52% at December 31, 1997 to 67.83% at March 31, 1998. The allowance for loan losses was increased by $10,032.

     During the first three months of 1998, the Bank has seen a migration of balances from noninterest-bearing transaction accounts to interest-bearing and time deposits. These deposits increased by $1,044,328. The increase in total deposits of 3.01% or $863,378 from December 31, 1997 to March 31, 1998 was normal deposit growth as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial institutions in Presque Isle County.


Results of Operations

     Net income for the three months ended March 31, 1998 totaled $90,028 compared to $72,545 for the three months ended March 31, 1997, an increase of $17,483. The increase is primarily the result of an increase in interest income of $28,694 offset by an increase in noninterest expense of $10,014.

     The Bank is required under A new accounting standard, to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities included in shareholders equity. As of March 31, 1998 and 1997, total comprehensive income was $91,329 and $67,765, respectively.

     The provision for loan losses for the three month periods ended March 31, 1998, and 1997 was $9,000. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

     Non-interest income for the three months ended March 31, 1998 totaled $29,406 compared to $30,647 in 1997. The decrease was primarily related to a reduction in service charges on returned checks, early redemption penalties and coin and currency fees. At March 31, 1998, there was an increase of $4,177 in Other income compared to the three month period ended March 31, 1997.

     Non-interest expense for the three months ended March 31, 1998 totaled $206,195 compared to $196,181 at March 31, 1997. There was an increase of $17,981 in salaries and benefits due to the hiring of additional employees.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 28.8% and 28.2% for the three month periods ended March 31, 1998 and 1997, respectively. This increase between periods is primarily the result of an increase in taxable interest income.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income for the three months ended March 31, 1998 over the comparable prior year period due to increases in the volume of both interest earning assets and interest bearing liabilities. The rate paid on interest bearing liabilities decreased 27 basis points over the three months ended March 31, 1997 because growth was centered in savings deposits which were less costly and lower yielding, short-term certificates of deposits. Since loan volumes increased slightly, the additional deposits were invested in Federal Funds Sold, which have lower yields than loans. This resulted in a slight decrease in the gross yield on interest earning assets of 6 basis points. Consequently, the net yield on interest earning assets decreased from 4.22% for the three months ended March 31, 1997 to 3.99% for the same period in 1998. The increased volume, partially offset by the decrease in margin, increased the net income by $36,262 on a fully tax equivalent basis.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Capital Management

     Regulators have established "risk-based" capital guidelines for banks and bank holding companies. Because of the Corporation's and Bank's size, regulatory capital requirements apply only to the Bank.

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At March 31, 1998 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of March 31, 1998, the Bank's consolidated actual capital levels and minimum required levels are:

                                                                                                    Minimum Required To
                                                                             Minimum Required       Be Well Capitalized
                                                                                For Capital         Under Prompt Corrective
                                                        Actual               Adequacy Purposes      Action Regulations
                                                     Amount   Ratio          Amount    Ratio        Amount   Ratio
Total capital (to risk weighted assets)              2,960    15.09%         1,567     8.00%        1,959    10.00%
Tier 1 capital (to risk weighted assets)             2,769    14.11%           783     4.00%        1,175     6.00%
Tier 1 capital (to average assets)                   2,769    8.47%          1,300     4.00%        1,625     5.00%

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


Liquidity and Interest Rate Sensitivity (continued)

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

     The Bank's cumulative 1 year GAP position has increased from ($11,137,000) at December 31, 1997 to ($12,069,023) at March 31, 1998 primarily due to the decrease in investments maturing within one year and the increase in certificates of deposits maturing within one year.

                          HURON NATIONAL BANCORP, INC.
                                    PART II
                               OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the three months ended March 31, 1998.


ITEM 2 - CHANGES IN SECURITIES


No changes in securities relevant to the requirements of this section occurred during the three months ended March 31, 1998.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 1998.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Registrant's security holders during the three months ended March 31, 1998.


ITEM 5 - OTHER INFORMATION

No other information to report during the three months ended March 31, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 1998.

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


                                   HURON NATIONAL BANCORP, INC.


                                   By: /s/ M.L. Cahoon
                                       Michael L. Cahoon
                                       President and Chief Executive Officer
                                       Dated: 5-5-98


                                   By: /s/ Paulette D. Kierzek
                                       Paulette D. Kierzek
                                       Chief Financial Officer
                                       Dated: 5-5-98