Form 10QSB
period 1998-06-30
HURON NATIONAL BANCORP INC
filed 1998-08-13
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1998

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


$10.00 par value of common stock              62,500 shares as of August 3, 1998
          (Class)                                           (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Balance Sheet (Unaudited)
             June 30, 1998....................................................2

         Consolidated Statements of Income (Unaudited)
             Six months ended June 30, 1998 and 1997..........................3

         Consolidated Statements of Cash Flows (Unaudited)
             Six months ended June 30, 1998 and 1997..........................4

         Notes to the Consolidated Financial Statements (Unaudited)...........5


ITEM 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................6



PART II           OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................10

         Item 2 - Changes in Securities.......................................10

         Item 3 - Defaults upon Senior Securities.............................10

         Item 4 - Submission of Matters to a Vote of Security Holders.........10

         Item 5 - Other Information...........................................10

         Item 6 - Exhibits and Reports on Form 8-K............................10

         Index to Exhibits....................................................11

         Signatures...........................................................12

         Financial Data Schedule..............................................13

                          HURON NATIONAL BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    Unaudited
                                                                     June 30,
ASSETS                                                                 1998
    Cash and due from banks ...................................    $  2,872,784
    Federal funds sold ........................................       2,000,000
    Cash and cash equivalents .................................       4,872,784
    Securities available for sale:
            U.S. Treasury .....................................         755,469
            U.S. Agencies .....................................         250,234
            Corporate .........................................         475,664
    Securities held to maturity:
            U.S. Agencies .....................................         452,848
            State and Municipals ..............................       3,208,325
            Corporate .........................................         917,495
                Total investment securities ...................       6,060,035
    Loans
        Commercial ............................................       3,406,534
        Real Estate ...........................................      11,788,324
        Installments ..........................................       6,503,695
               Total Loans ....................................      21,698,553
        Allowance for loan losses .............................        (196,273)
           Net loans ..........................................      21,502,280
    Bank premises and equipment - net .........................         500,629
    Accrued interest receivable ...............................         280,315
    Other real estate owned ...................................          23,448
    Other assets ..............................................         100,594
              Total Assets ....................................    $ 33,340,085


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts .............    $  4,511,853
        Interest-bearing transaction accounts .................       3,823,345
        Savings ...............................................       6,692,954
        Time ..................................................      15,172,819
              Total deposits ..................................      30,200,971
    Accrued interest payable ..................................          63,553
    Other liabilities .........................................         218,704
              Total liabilities ...............................      30,483,228
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding .......................         625,000
    Additional paid in capital ................................         625,000
    Retained earnings .........................................       1,602,750
    Net unrealized gain on securities
      available for sale, net of income tax ...................           4,107
              Total shareholders' equity ......................       2,856,857

                 Total liabilities and shareholders' equity ...    $ 33,340,085

See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          Six Months Ended
                                                     June 30,           June 30,
Interest Income                                        1998              1997
    Loans, including fees ....................       $  942,211       $  909,575
    Federal funds sold .......................           59,690           37,167
    Securities available for sale:
      U.S. Treasury ..........................           37,205           49,938
      U.S. Agencies ..........................            7,492            8,785
      Corporate ..............................           14,674
    Securities held to maturity:
      U.S. Agencies ..........................           14,841           40,084
      State and Municipals ...................           83,423           57,962
      Corporate ..............................           31,187           39,537
      Other ..................................            1,125            1,125
        Total interest income ................        1,191,848        1,144,173

Interest Expense
    Deposits .................................          563,017          569,023

Net Interest Income ..........................          628,831          575,150

Provision for Loan Losses ....................           15,000           18,000

Net Interest Income After
   Provision for Loan Losses .................          613,831          557,150

Non-Interest Income
    Service charges ..........................           43,990           48,211
    Other ....................................           18,032           18,627
        Total non-interest income ............           62,022           66,838

Non-Interest Expense
    Salaries and benefits ....................          215,401          187,794
    Premises and equipment ...................           65,821           63,366
    Legal and accounting fees ................           28,176           30,909
    Other operating expense ..................          113,927          115,806
        Total non-interest expense ...........          423,325          397,875

Income Before Income Tax .....................          252,528          226,113

Provision for Income Tax .....................           73,375           62,846

Net Income ...................................       $  179,153       $  163,267

Comprehensive Income .........................       $  179,007       $  161,624

Basic Earnings Per Share .....................            $2.87            $2.61

Dividends Per Share...........................              N/A              N/A

See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

                                                                                 Six Months Ended
                                                                              June 30,       June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                            1998           1997
    Net income ...........................................................   $   179,153    $   163,267
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization ....................................        26,364
        Net premium amortization and discount accretion on securities ....        64,356         95,767
        Provision for loan losses ........................................        15,000         18,000
        Increase/(decrease) in cash from change in assets and liabilities:
            Other assets and interest receivable .........................        20,575        (38,348)
            Other liabilities and interest payable .......................        57,093        (28,518)
                Net cash from operating activities .......................       362,541        210,168

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases .........................................................                     (513,306)
       Maturities ........................................................       500,000        250,000
   Held-to-maturity securities:
       Purchases .........................................................      (501,852)      (692,522)
       Maturities ........................................................       510,000      1,199,000
    Net increase in loans ................................................    (1,867,658)      (544,024)
    Purchase of property and equipment ...................................       (10,220)       (53,642)
                Net cash from (used in) investing activities .............    (1,369,730)      (354,494)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase/(decrease) in deposit accounts ..........................     1,488,922      2,209,016
                Net cash from financing activities .......................     1,488,922      2,209,016

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS .......................................................       481,733      2,064,690

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD ....................................................     4,391,051      3,338,015

  END OF PERIOD ..........................................................   $ 4,872,784    $ 5,402,705

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest ...........................................................   $   561,753    $   575,174
      Federal income tax .................................................   $    47,174    $    96,613


    Non-cash transfer from loans to other real estate ....................   $    23,448


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

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1998, and the results of operations for the six month periods ended June 30, 1998 and 1997.

3. During the six month period ended June 30, 1998, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was a decrease of $221. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of June 30, 1998 was $4,615,000.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $143,184 during the six months ended June 30, 1998 to $155,837. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of June 30, 1998, the Bank had outstanding commitments to make loans totaling $1,162,975 and outstanding letters of credit of $190,343.

5. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

6. Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes net income and all other changes in equity, except investments by owners and distributions to owners. Comprehensive income as reported in the consolidated statements of income includes net income and the change during the period in unrealized gains and losses on securities available for sale, net of tax.

7. Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computations of basic earnings per share was 62,500 for 1998 and 1997.


                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its wholly- owned subsidiary. The discussion should be read in conjunction with those statements.

Summary of Financial Position

     Total assets at June 30, 1998 increased from December 31, 1997 by 5.46%, or $1,724,947. This increase primarily was the result of an increase in deposits of $1,488,922 and net loans of $1,829,210 from December 31, 1997. Since deposits and loans increased significantly the loan to deposit ratio increased from 68.52% at December 31,1997 to 71.20% at June 30, 1998. The allowance for loan losses was increased by $15,642.

     During the first six months of 1998, the Bank has seen an increase in total deposits of 5.19% or $1,488,922, primarily in noninterest-bearing and time accounts. This increase was normal deposit growth as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial institutions in Presque Isle County.

Results of Operations

     Net income for the six months ended June 30, 1998 totaled $179,153 compared to $163,267 for the six months ended June 30, 1997, an increase of $15,886. The increase is primarily the result of an increase in interest income of $47,675 offset by an increase in noninterest expense of $25,450.

     The Bank is required under a new accounting standard, to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of June 30, 1998 and 1997, total comprehensive income was $179,007 and $161,624, respectively.

     The provision for loan losses for the six month periods ended June 30, 1998, and 1997 was $15,000 and $18,000, respectively. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk overall credit risk of the loan portfolio is generally unchanged.


                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

     Non-interest income for the six months ended June 30, 1998 totaled $62,022 compared to $66,838 in 1997. The decrease was primarily related to a reduction in service charges on returned checks, early redemption penalties and coin and currency fees.

     Non-interest expense for the six months ended June 30, 1998 totaled $423,325 compared to $397,875 at June 30, 1997. There was an increase of $27,607 in salaries and benefits due to the hiring of additional employees.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 29.1% and 27.8% for the six month periods ended June 30, 1998 and 1997, respectively. This increase between periods is primarily the result of a decrease in the porportion of net income derived from tax exempt securities.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income of $53,681 for the six months ended June 30, 1998 over the comparable prior year period due to changes in the relative mix of both interest earning assets and interest bearing liabilities. The rate paid on interest bearing liabilities decreased 8 basis points over the six months ended June 30, 1997 because growth was centered in both savings deposits which were less costly and lower yielding, short-term certificates of deposits. Since loan volumes increased slightly, the additional deposits were invested in Federal Funds Sold, which have lower yields than loans. This resulted in a slight decrease in the gross yield on interest earning assets of 3 basis points. Consequently, the net yield on interest earning assets increased from 2.15% for the six months ended June 30, 1997 to 2.23% for the same period in 1998. The increased volume combined with the increase in margin increased the net income by $52,610 on a fully tax equivalent basis.


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

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At June 30, 1998 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of June 30, 1998, the Bank's consolidated actual capital levels and minimum required levels are:

                                                                                                    Minimum Required To
                                                                   Minimum Required                 Be Well Capitalized
                                                                      For Capital                  Under Prompt Corrective
                                             Actual                Adequacy Purposes                Action Regulations
(In Thousands)                               Amount      Ratio          Amount          Ratio             Amount               Ratio
Total capital (to risk weighted assets)      $3,053      14.53%         $1,681          8.00%            $2,101               10.00%

Tier 1 capital (to risk weighted assets)      2,857      13.60%            841          4.00%             1,261                6.00%

Tier 1 capital (to average assets)            2,857       8.78%          1,302          4.00%             1,628                5.00%

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

     The Bank's cumulative 1 year GAP position has decreased from ($11,137,000) at December 31, 1997 to ($10,969,000) at June 30, 1998 primarily due to the increase in loans and investments maturing within one year and the increase in certificates of deposits maturing within one year.

     The Bank has recently invested funds in short-term securities to offset the interest rate risk associated with customers investing their funds in short-term certificates of deposit with the Bank. The increase in loans due within one year is primarily the result of fixed rate loans transitioning from the greater than one year category to the less than one year category. Real estate loan trends continue to focus on long-term fixed rate loans that are continuously maturing or being refinanced.

                          HURON NATIONAL BANCORP, INC.
                                    PART II
                               OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the six months ended June 30, 1998.


ITEM 2 - CHANGES IN SECURITIES

     No changes in securities relevant to the requirements of this section occurred during the six months ended June 30, 1998.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults upon senior securities relevant to the requirements of this section during the six months ended June 30, 1998.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of the Registrant's security holders during the six months ended June 30, 1998.


ITEM 5 - OTHER INFORMATION

     No other information to report during the six months ended June 30, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the six months ended June 30, 1998.

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








                                       HURON NATIONAL BANCORP, INC.





                                       By: /s/ Michael L. Cahoon
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                       Dated:



                                        By: /s/ Paulette D. Kierzek
                                            Chief Financial Officer
                                        Dated: