Form 10QSB
period 1998-09-30
HURON NATIONAL BANCORP INC
filed 1998-11-13
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1998

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


$10.00 par value of common stock         62,500 shares as of November 2, 1998
          (Class)                                     (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS
--------------------------------------------------------------------------------




PART I     FINANCIAL INFORMATION

ITEM 1     Consolidated Balance Sheet (Unaudited)
               September 30, 1998. . . . . . . . . . . . . . . . . . . . . . . 2

           Consolidated Statements of Income and Comprehensive Income
              (Unaudited) Nine months ended September 30, 1998 and 1997. . . . 3

           Consolidated Statements of Cash Flows (Unaudited)
               Nine months ended September 30, 1998 and 1997 . . . . . . . . . 4

           Notes to the Consolidated Financial Statements (Unaudited). . . . . 5


ITEM 2     Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . . 6



PART II    OTHER INFORMATION

           Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . .11

           Item 2 - Changes in Securities. . . . . . . . . . . . . . . . . . .11

           Item 3 - Defaults upon Senior Securities. . . . . . . . . . . . . .11

           Item 4 - Submission of Matters to a Vote of Security Holders. . . .11

           Item 5 - Other Information. . . . . . . . . . . . . . . . . . . . .11

           Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .11

           Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .12

           Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

           Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . .14

                          HURON NATIONAL BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
                                                                                  September 30,
ASSETS                                                                                1998
    Cash and due from banks                                                       $2,595,321
    Federal funds sold                                                               800,000
                                                                                ------------
    Cash and cash equivalents                                                      3,395,321
    Securities available for sale:
            U.S. Treasury                                                            507,031
            U.S. Agencies                                                            301,219
            Corporate                                                                480,234
            State and Municipals                                                     257,768
    Securities held to maturity:
            U.S. Agencies                                                            430,934
            State and Municipals                                                   3,101,246
            Corporate                                                                715,374
                                                                                ------------
                Total investment securities                                        5,793,806
    Loans
        Commercial                                                                 3,472,518
        Real Estate                                                               12,756,655
        Installment                                                                6,736,840
                                                                                ------------
               Total Loans                                                        22,966,013
        Allowance for loan losses                                                   (200,267)
                                                                                ------------
           Net loans                                                              22,765,746
    Bank premises and equipment - net                                                486,640
    Accrued interest receivable                                                      271,110
    Other real estate owned                                                           22,948
    Other assets                                                                     100,952
                                                                                ------------
              Total Assets                                                       $32,836,523
                                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                 $3,811,887
        Interest-bearing transaction accounts                                      3,440,984
        Savings                                                                    6,716,975
        Time                                                                      15,594,801
                                                                                ------------
              Total deposits                                                      29,564,647
                                                                                ------------
    Accrued interest payable                                                          71,786
    Other liabilities                                                                233,394
                                                                                ------------
              Total liabilities                                                   29,869,827
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                              625,000
    Additional paid in capital                                                       625,000
    Retained earnings                                                              1,702,536
    Net unrealized gain on securities
      available for sale, net of income tax                                           14,160
                                                                                ------------
              Total shareholders' equity                                           2,966,696
                                                                                ------------
                 Total liabilities and shareholders' equity                      $32,836,523
                                                                                ============
See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                    September 30,                September 30,
Interest Income                                                         1998                         1997
    Loans, including fees                                            $1,455,553                   $1,374,084
    Federal funds sold                                                   76,165                       58,513
    Securities available for sale:
      U.S. Treasury                                                      47,576                       71,207
      U.S. Agencies                                                      12,421                       12,547
      Corporate                                                          21,989                        4,866
      State and Municipals                                                3,536
    Securities held to maturity:
      U.S. Agencies                                                      21,793                       48,514
      State and Municipals                                              125,349                       90,484
      Corporate                                                          42,872                       62,418
      Other                                                               1,688                        1,688
                                                               ----------------             ----------------
        Total interest income                                         1,808,942                    1,724,321

Interest Expense
    Deposits                                                            853,158                      845,090
                                                               ----------------             ----------------

Net Interest Income                                                     955,784                      879,231

Provision for Loan Losses                                                18,000                       27,000
                                                               ----------------             ----------------

Net Interest Income After
   Provision for Loan Losses                                            937,784                      852,231

Non-Interest Income
    Service charges                                                      64,799                       66,806
    Other                                                                33,162                       36,940
                                                               ----------------             ----------------
        Total non-interest income                                        97,961                      103,746
                                                               ----------------             ----------------

Non-Interest Expense
    Salaries and benefits                                               325,261                      290,874
    Premises and equipment                                               98,872                       94,113
    Legal and accounting fees                                            44,734                       47,034
    Other operating expense                                             172,321                      170,058
                                                               ----------------             ----------------
        Total non-interest expense                                      641,188                      602,079
                                                               ----------------             ----------------

Income Before Income Tax                                                394,557                      353,898

Provision for Income Tax                                                115,619                       99,051
                                                               ----------------             ----------------

Net Income                                                             $278,938                     $254,847
                                                               ================             ================

Comprehensive Income                                                   $288,845                     $254,819
                                                               ================             ================

Basic Earnings Per Share                                                  $4.46                        $4.08
                                                               ================             ================

Dividends Per Share                                                   N/A                          N/A
                                                               ================             ================

See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                                                                          Nine Months Ended
                                                                                  September 30,          September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                 1998                   1997
    Net income                                                                     $278,938               $254,847
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                39,546                 31,838
        Net premium amortization and discount accretion on securities                96,397                106,228
        Provision for loan losses                                                    18,000                 27,000
        Increase/(decrease) in cash from change in assets
          and liabilities:
            Other assets and interest receivable                                     29,922                (58,262)
            Other liabilities and interest payable                                   74,837                (18,120)
                                                                          -----------------      -----------------
                Net cash from operating activities                                  537,640                343,531
                                                                          -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                   (555,579)              (988,751)
       Maturities                                                                 1,000,000                750,000
   Held-to-maturity securities:
       Purchases                                                                   (501,852)              (965,383)
       Maturities                                                                   815,000              1,394,000
    Net increase in loans                                                        (3,134,124)              (722,588)
    Purchase of property and equipment                                               (9,413)               (59,692)
                                                                          -----------------      -----------------
                Net cash from (used in) investing activities                     (2,385,968)              (592,414)
                                                                          -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase/(decrease) in deposit accounts                                     852,598                363,688
                                                                          -----------------      -----------------
                Net cash from financing activities                                  852,598                363,688
                                                                          -----------------      -----------------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 (995,730)              (114,805)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                             4,391,051              3,338,015
                                                                          -----------------      -----------------

  END OF PERIOD                                                                  $3,395,321             $3,452,820
                                                                          =================      =================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                     $843,661               $845,865
      Federal income tax                                                            $79,304               $133,013


    Non-cash transfer from loans to other real estate                               $23,448

See notes to the interim consolidated financial statements.

                          HURON NATIONAL BANCORP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Huron National Bank after elimination of significant inter-company transactions and accounts. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 1997.
2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1998, and the results of operations for the nine month periods ended September 30, 1998 and 1997.
3. During the nine month period ended September 30, 1998, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was an increase of $15,012. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of September 30, 1998 was $4,321,000.
4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $175,275 during the nine months ended September 30, 1998 to $208,293. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of September 30, 1998, the Bank had outstanding commitments to make loans totaling $1,160,112 and outstanding letters of credit of $211,136.
5. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.
6. Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes net income and all other changes in equity, except investments by owners and distributions to owners. Comprehensive income as reported in the consolidated statements of income includes net income and the change during the period in unrealized gains and losses on securities available for sale, net of tax.
7. Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computations of basic earnings per share was 62,500 for 1998 and 1997.

                                    Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its wholly- owned subsidiary. The discussion should be read in conjunction with those statements.

Summary of Financial Position

     Total assets at September 30, 1998 increased from December 31, 1997 by 3.86%, or $1,221,385. This increase primarily was the result of an increase in deposits of $852,598 and net loans of $3,092,676 from December 31, 1997. Since deposits and loans increased significantly the net loan to deposit ratio increased from 68.52% at December 31,1997 to 77.00% at September 30, 1998. The allowance for loan losses was increased by $19,636.

     During the first nine months of 1998, the Bank has seen an increase in total deposits of 2.97% or $852,598, primarily in time accounts. This increase was normal deposit growth as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial institutions in Presque Isle County.

Results of Operations

     Net income for the nine months ended September 30, 1998 totaled $278,938 compared to $254,847 for the nine months ended September 30, 1997, an increase of $24,091. The increase is primarily the result of an increase in interest income of $84,621 offset by an increase in noninterest expense of $39,109.

     The Bank is required under a new accounting standard, to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of September 30, 1998 and 1997, total comprehensive income was $288,845 and $254,819, respectively.

     The provision for loan losses for the nine month periods ended September 30, 1998, and 1997 was $18,000 and $27,000, respectively. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                    Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

Results of Operations (continued)

     Non-interest income for the nine months ended September 30, 1998 totaled $97,961 compared to $103,746 in 1997. The decrease was primarily related to a reduction in service charges on returned checks, early redemption penalties and coin and currency fees.

     Non-interest expense for the nine months ended September 30, 1998 totaled $641,188 compared to $602,079 at September 30, 1997. There was an increase of $34,387 in salaries and benefits due to the hiring of additional employees.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 29.3% and 28.0% for the nine month periods ended September 30, 1998 and 1997, respectively. This increase between periods is primarily the result of a decrease in the porportion of net income derived from tax exempt securities.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income of $76,553 for the nine months ended September 30, 1998 over the comparable prior year period mainly due to increased volume in interest earning assets and interest bearing liabilities. The rate paid on interest bearing liabilities decreased 7 basis points over the nine months ended September 30, 1997 because growth was centered in lower yielding, short-term certificates of deposits and rates on transaction, savings and time accounts have continued to decline. Loan rates have also declined. However, loan volume continues to increase, accounting for the most significant portion of growth to interest income. The rate and volume fluctuations have resulted in a slight decreasE in the gross yield on interest earning assets of 1 basis point. Consequently, the net yield on interest earning assets increased from 2.90% for the nine months ended September 30, 1997 to 2.96% for the same period in 1998. The increased volume combined with the increase in margin increased the net interest income by $74,475 on a fully tax equivalent basis.

                                    Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

Capital Management

     Regulators have established "risk-based" capital guidelines for banks and bank holding companies. Because of the Corporation's and Bank's size, regulatory capital requirements apply only to the Bank.

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At September 30, 1998 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of September 30, 1998, the Bank's consolidated actual capital levels and minimum required levels are:

                                                                                                      Minimum Required To
                                                                           Minimum Required           Be Well Capitalized
                                                                              For Capital           Under Prompt Corrective
                                                  Actual                   Adequacy Purposes            Action Regulations
    (In Thousands)                                Amount         Ratio          Amount         Ratio          Amount         Ratio
    Total capital (to risk weighted assets)       $3,164         15.12%         $1,673         8.00%          $2,092         10.00%
    Tier 1 capital (to risk weighted assets)       2,964         14.17%            837         4.00%           1,255          6.00%
    Tier 1 capital (to average assets)             2,964          8.91%          1,330         4.00%           1,663          5.00%

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

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

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

     The Bank's cumulative 1 year GAP position has increased from ($11,137,000) at December 31, 1997 to ($11,874,000) at September 30, 1998 primarily due to the increase in longer term loans and a decrease in investments and federal funds maturing within one year. Also, an increase in certificates of deposits maturing within one year has increased the cumulative GAP position.

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

Year 2000 Issue

     The Bank has identified the Year 2000 issue as a priority item. The Bank has dedicated significant resources, mainly manpower, to the resolution of this issue. During 1997 and the first nine months of 1998, the Bank has formulated a plan and is taking action with the goal that all impacted systems will be compliant by the end of 1998.

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

The Year 2000 Issue (continued)

     The Bank has outsourced a portion of its data processing. Management has begun the process of contacting all related vendors and requesting written confirmation that their respective products are Year 2000 compliant. Management has also begun the process of evaluating and testing the internal data processing systems to ensure compliance. Testing of these systems will occur during 1998 so that the Bank should have time to react to any problems.

     The Bank has also begun contacting significant commercial customers regarding their status on the Year 2000 issue in an effort to avoid any negative impact on the quality of the loan portfolio.

     Addressing the Year 2000 issue is not expected to materially impact the Bank's results of operations and capital resources. Nevertheless, the inability of the Bank to address Year 2000 issures could result in interruption in the Bank's business and have a material adverse impact on the Bank's results of operations.

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                               OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the nine months ended September 30, 1998.


ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the nine months ended September 30, 1998.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the nine months ended September 30, 1998.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Registrant's security holders during the nine months ended September 30, 1998.


ITEM 5 - OTHER INFORMATION

No other information to report during the nine months ended September 30, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the nine months ended September 30, 1998.

                          HURON NATIONAL BANCORP, INC.

                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------


The following exhibits are filed or incorporated by reference as part of this report:


                          27 Financial data schedule.

                          HURON NATIONAL BANCORP, INC.

                                   SIGNATURES
--------------------------------------------------------------------------------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HURON NATIONAL BANCORP, INC.




                                  By: ________________________________
                                      Michael L. Cahoon
                                      President and Chief Executive Officer
                                  Dated:


                                  By: ________________________________
                                      Paulette D. Kierzek
                                      Chief Financial Officer
                                  Dated: