Form 10KSB
period 1998-12-31
HURON NATIONAL BANCORP INC
filed 1999-03-29
CIK 861617

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 10549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from _____ to _____

                        Commission File Number 0-19181

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period if the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by "non-affiliates" of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) as of March 12, 1999, was approximately $1,790,160, based on market price of $40.00 per share.

As of March 12, 1999, there were outstanding 62,500 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 1999 which shall be filed with the Commission no later than April 30, 1999 (the "1999 Proxy Statement"), are incorporated by reference into Part III of this Form 10-KSB Report.

                                     PART-I

ITEM 1 - BUSINESS

GENERAL

The Registrant, Huron National Bancorp, Inc. (hereinafter referred to as the "Registrant"), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was formed for the purpose of enabling Huron National Bank (hereinafter referred to as the "Bank") to form a one-bank holding company. The Bank became a wholly-owned subsidiary of the Registrant on May 8, 1990. The Registrant's only subsidiary and significant asset as of December 31, 1998 is the Bank. The Registrant and its subsidiary operate in the Banking industry, which accounts for substantially all of their assets, revenues and operating income.

The Bank was organized in 1980 under the laws of the United States. Its deposits, to the extent allowed by law, are insured by the Federal Deposit
Insurance Corporation. The Bank's main office is located at 200 East Erie Street, Rogers City, Michigan.

Further discussion of the Registrant's business is presented in the Business section on page 9 in the 1998 Annual Report to Shareholders, incorporated herein by reference.

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

LENDING ACTIVITIES

The Bank is actively engaged in originating within the Bank's market area real estate mortgage loans, commercial loans and installment loans. The Bank's loan portfolio totaled $23,557,972 at December 31, 1998. This represents 67.83% of its total assets. At that date, 56.60% consisted of real estate mortgage loans, 30.09% consisted of installment loans and 13.31 % consisted of commercial loans.

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

Installment Loans: The Bank makes various types of installment loans, including automobile loans, marine loans, recreational vehicle loans, home equity loans, loans to depositors secured by their deposit accounts, and secured and unsecured personal loans. The maturity of installment loans varies depending on the type of loan. Home equity, marine and recreational vehicle maturities can be up to 15 years. Most other types of installment loans have maturities of less than eight years. The interest rate o the majority of installment loans is fixed.

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

COMPETITION

The Bank's primary market area consists of Presque Isle County, Michigan where its sole office is located. The Bank encounters strong competition both in the attraction of deposits and the making of real estate and other loans. Huron National Bank is the smaller of two banks located in Rogers City. The other was purchased by a bank holding company and converted into a branch office. The Bank also competes for loans and deposits with a savings and loan institution and two credit unions. In addition, a total of three other Banks operate branches in Presque Isle County. Money market funds also compete for deposits in the Bank's service area. The principal methods used by the Bank to attract deposit accounts include the variety of services offered, the interest rate offered and the convenience of office location. The Bank's competition for real estate and other loans comes from these same financial institutions. The Bank competes for loans through interest rates, loan maturities, loan fees and the quality of service extended to borrowers.

In addition to the financial institutions which have offices in Presque Isle County, the Bank competes with several commercial banks and savings and loans institutions in surrounding counties, many of which are larger than the Bank.

Further discussion of the Registrant's business is presented in the Business section on page 9 in the 1998 Annual Report to Shareholders incorporated herein by reference.

I.      STATISTICAL DISCLOSURE

     (A)  Distribution of Assets, Liabilities and Shareholders' Equity;

     (B)  Interest Rates and Interest Differential

A  table  and  discussion  of  the  Distribution  of  Assets,   Liabilities  and
Shareholders' Equity and Interest Rates and Interest Differential is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 5 under Analysis of Net Interest Income in the 1998 Annual Report to Shareholders. Such information is incorporated herein by reference.

II.      INVESTMENT PORTFOLIO

     (A) A table of book values of the investment portfolio as of December 31, 1998 and 1997 is set forth in Note 3 on pages 18 and 19 of the 1998 Annual Report to Shareholders. Such information is incorporated herein by reference.

     (B) The following table shows the relative maturities and weighted yields of investments in debt securities at December 31, 1998:

                                                             1 Year or Less            1 Year - 5 Years     5 Years - 10 Years
                                                          Amount           Yield   Amount         Yield    Amount          Yield
    U.S. Treasury securities and obligations of U.S.
      Government, Corporations and Agencies               $501,457         6.13%     300,103      5.75%   $ 511,771        5.19%
    States and Municipals (1)                              644,851         6.93%   2,019,439      8.59%     291,307        6.31%
    Mortgage-backed                                         88,620         6.21%
    Corporate                                              450,566         6.66%     736,155      6.21%
                 Totals                                  1,685,494         6.59%   3,055,697      7.74%   $ 803,078        5.60%

(1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34%.

III.     LOAN PORTFOLIO

     (A) A table and discussion of the loan portfolio as of December 31, 1998 and 1997 is in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 under Loans and Loan Review Process and in Notes 1 and 4 on pages 17 and 19, respectively, in the 1998 Annual Report to Shareholders, incorporated herein by reference.

     (B) The following table sets forth the remaining maturity of commercial loans at December 31, 1998 according to scheduled repayments of principal.

                                                     1 Year or Less      1 - 3 Years           Total
           Commercial loans(l)                         $3,056,110          $79,420           $3,135,530

               (1) These loans are disclosed at their contractual maturity, however, a significant number of loans are rolled over at maturity. These rollovers occur because contractual maturity is short-term and provides management the ability to frequently review the customers' credit worthiness.

      (C)   (1) Nonaccrual, Past Due and Restructured Loans

     The following table sets forth non-performing loans at December 31:

                                                                    1998          1997
Loans accounted for on a nonaccrual basis                         $28,855        $9,500
Aggregate amount of loans ninety days or more past due
 (excludes loans on nonaccrual status above)                          479        23,518
Troubled debt restructuring where terms have been
 renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial
 position of the borrower (excludes nonaccrual and loans
 past due ninety days or more above)                              135,484        18,333
                                                                 --------       -------
Total non-performing loans                                       $164,818       $51,351
                                                                 ========       =======
Ratio for allowance for loan losses to non-performing loans         1.09x         3.52x

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

          (3) There were no foreign loans outstanding as of December 31, 1998 and 1997.

          (4) There are no concentrations of loans exceeding 10% of total loans which are not already disclosed as a category at December 31, 1998.

     (D) As of December 31, 1998, there were no other interest-bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or
     (C)(2) of the Loan Portfolio listing if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                             1998           1997
Balance of allowance for loan losses at the beginning of year:             $180,631       $174,955
Charge-offs:        Commercial loans                                         16,873         27,428
                    Real estate loans                                             0          3,000
                    Installment loans                                         7,843          4,801
                                                                           --------       --------
                         Total charge-offs                                   24,716         35,229

Recoveries:         Commercial loans                                          1,208          1,974
                    Real estate loans                                             0              0
                    Installment loans                                         1,124          2,931
                                                                           --------       --------
                         Total recoveries                                     2,332          4,905

                                                                      1998            1997
Net loans charged-off                                               22,384         30,324
Additions to allowance charged to operating expense                 21,000         36,000
                                                                 ---------      ---------
Balance at end of year                                            $179,247       $180,631
                                                                ==========     ==========
Average gross loans outstanding                                 21,680,000     19,744,000
Percent of net charge-offs during the period to average
gross loans outstanding                                              0.10%          0.15%

Further discussion of the provision and allowance for loan losses as well as non-performing loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 under Loans and Loan Review Process and in Notes 1, 4 and 5 on pages 16, 19 and 20 in the 1998 Annual Report to Shareholders, incorporated herein by reference.

     (B) The following table presents an allocation of the allowance for loan losses to the various loan categories for each year ended December 31:

                                                         1998                                          1997
                                              Allowance          % of Loans to            Allowance        % of Loans to
                                               Amount            Total Loans                Amount         Total Loans
          Commercial                          $22,975             13.31%                    $17,932         13.96%
          Real estate                          25,949             56.60%                     18,637         53.32%
          Installment                          11,295             30.09%                     18,618         32.72%
          Unallocated                         119,028                                       125,444
                                             --------            -------                  ---------        -------
             Total                           $179,247            100.00%                   $180,631        100.00%
                                             ========            =======                  =========        =======

V. DEPOSITS

     (A) The following table sets forth average deposit balances and the weighted average rate paid for the years ended December 31:

                                                                             1998                                    1997
                                                                            Average                                 Average
                                                                   Balance          Rate                       Balance      Rate
               Demand Deposits                                  $3,936,969          0.00%                     $3,684,452    0.00%
               Interest-bearing
                demand deposits                                  3,968,654          2.84%                      4,021,178    2.80%
               Savings                                           6,705,744          2.50%                      6,545,513    2.56%
               Time deposits under $100,000                     13,375,154          5.49%                     12,311,297    5.51%
               Time deposits over $100,000                       1,927,264          5.33%                      1,812,760    5.79%
                                                              ------------          -----                    -----------    -----
                  Total                                        $29,913,785          3.74%                    $28,375,200    3.75%
                                                              ============          =====                    ===========    =====

     (B) The following table summarizes carrying balances of time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1998:

                                Three months or less                                    $ 1,550,000
                                Over three months through six months                        339,000
                                Six months through one year                                       0
                                Over one year                                               100,000
                                                                                       ------------
                                    Total                                                 1,989,000
                                                                                       ============

                                                                                1998          1997
                    Net Income to average assets                                1.15%         1.08%
                    Net Income to average shareholders' equity                 13.28%        13.56%
                    Cash dividend payout ratio                                 29.59%        29.59%
                    Average shareholders' equity to average total assets        8.66%         7.98%

VII.       SHORT TERM BORROWING

             NONE

VIII.      ADDITIONAL ITEM - EXECUTIVE OFFICERS

     Executive officers of the Registrant are appointed annually by the Board of Directors at the meeting of Director following the Annual Meeting of Shareholders. There are no family relationships among these officers and/or Directors of the Registrant nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The  following  sets  forth  certain   information   with  respect  to  the
     Registrant's executive officers as of December 31, 1998:

                                                                                                       First Elected
                    Name (age)                           Position with Registrant               Officer of the Registrant
                    Ervin Nowak (67)                     Chairman                                         1990
                    Michael L. Cahoon (65)               President and Chief Executive Officer            1990
                    Paulette D. Kierzek (49)             Chief Financial Officer                          1990

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

ITEM 3 - PENDING LEGAL PROCEEDINGS

     NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information for this item appears on page 2 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item appears on pages 3 through 9 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements appear on pages 11 to 25 in the Annual Report to Shareholders for the year ended December 31, 1998 and are incorporated herein by reference:

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART-III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item appears under the headings "Election of Directors"; "List of Directors and Nominees for Election as Directors"; and "Committees of the Board of Directors" in the Registrant's 1999 Proxy Statement to be filed with the Commission, incorporated herein by reference. In addition, reference is made to "Additional Item" under Part I of this Form 10-KSB Report on page 6.

ITEM 10 - EXECUTIVE COMPENSATION

Information for this item appears under the heading of "Summary Compensation Table" in the Registrant's 1999 Proxy Statement to be filed with the Commission, incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item appears under the headings of "Principal Holders of Securities"; and "Voting Securities and Beneficial Ownership of Directors and Officers" in the Registrant's 1999 Proxy Statement to be filed with the Commission, incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item appears under the heading of "Other Transactions" in the Registrant's 1999 Proxy Statement to be filed with the Commission, incorporated herein by reference. In addition, reference is made to Note 4 of the Companys' Financial Statements filed under Item 7 of this Report.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

        3. Exhibits
               Reference is made to the Exhibit Index on page 10 of this report.

(b) Report on Form 8-K
    No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 1999.


                          HURON NATIONAL BANCORP, INC.




Michael L. Cahoon                                    Paulette D. Kierzek
President and Chief Executive Officer                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 15, 1999.


Ervin Nowak                                          Lynwood Lamb
Chairman of the Board                                Director


Marvin Beatty                                        Leon Delekta
Vice Chairman of the Board                           Director



Eugene McLean                                        Michael L. Cahoon
Director                                             Director, President and CEO



Donald Hampton                                       Louis Dehring
Director                                             Director



John Tierney
Director



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

     13        Annual Report for the year ended December 31, 1998.

               The consolidated financial statements and notes related thereto appear on pages 11 - 25, and the other financial information on page 1 in the Annual Report to Shareholders are incorporated by reference in this Form 10-KSB Report. With the exception of these statements and information, the Annual Report to Shareholders for the year ended December 31, 1998, is not deemed filed as part of this Form 10-KSB Report.

     21        List of Subsidiary on page 11.

     27        Financial Data Schedule on page 12.

EXHIBIT 13
                                      HNB

                          Huron National Bancorp, Inc.





                                  ANNUAL REPORT

                                      1998

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS


SELECTED FINANCIAL DATA..................................................      1


TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER ........................      2



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS....................................      3



BUSINESS.................................................................      9

DIRECTORS AND EXECUTIVE OFFICERS.........................................     10

CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Auditors......................................     11

     Consolidated Balance Sheets.........................................     12

     Consolidated Statements of Income...................................     13

     Consolidated Statements of Changes in Shareholders' Equity..........     14

     Consolidated Statements of Cash Flows...............................     15

     Notes to the Consolidated Financial Statements......................  16-25

                          HURON NATIONAL BANCORP, INC.
                             SELECTED FINANCIAL DATA

                                                                        For the Year Ended December 31,
    SUMMARY OF OPERATIONS                                        1998              1997             1996              1995

        Total interest income                             $ 2,445,180       $ 2,308,579      $ 2,195,890    $ 1,990,838   $1,823,975
        Total interest expense                              1,151,318         1,117,854        1,075,226        870,052      713,398
        Net interest income                                 1,293,862         1,190,725        1,120,664      1,120,786    1,110,577
        Provision for loan losses                              21,000            36,000           36,000         33,500       30,000
        Net interest income after provision
        for loan losses                                     1,272,862         1,154,725        1,084,664      1,087,286    1,080,577
        Noninterest income                                    132,034           135,432          147,347        181,258      119,869
        Noninterest expense                                   865,599           818,870          786,566        823,719      793,527

        Income before income tax                              539,297           471,287          445,445        444,825      406,919
        Provision for income tax                              159,097           133,356          138,507        138,618      135,375

         NET INCOME                                          $380,200          $337,931         $306,938       $306,207     $271,544

    AVERAGE SHARES OUTSTANDING                                 62,500            62,500           62,500         62,500       62,500

    PER SHARE DATA

        Basic earnings                                          $6.08             $5.41            $4.91          $4.90        $4.34
        Cash dividends                                           1.80              1.60             1.50           1.25         1.00
        Book value, end of year                                 47.25             42.85            39.03          35.76        31.81

    TOTAL AVERAGE EQUITY (000's)                               $2,864            $2,493           $2,363         $2,141       $1,909

    TOTAL AVERAGE ASSETS (000's)                              $33,061           $31,238          $29,661        $26,395      $25,431

    RATIOS

        Return on average total assets                          1.15%             1.08%            1.03%          1.16%        1.07%
        Average shareholders' equity to average
        total assets*                                           8.66%             7.98%            7.97%          8.11%        7.51%
        Return on average shareholders' equity*                13.28%            13.56%           12.99%         14.30%       14.22%
        Dividend payout ratio (dividends divided
        by net income)                                         29.59%            29.59%           30.54%         25.51%       23.02%

    PERIOD END TOTALS (000's)

        Total assets                                          $34,729           $31,615          $30,292        $27,752      $25,549
        Total loans                                            23,558            19,854           19,186         17,721       17,031
        Total deposits                                         31,455            28,712           27,594         25,277       23,280
        Shareholders' equity                                    2,953             2,678            2,440          2,235        1,988

  Average shareholders' equity includes net average unrealized gain/loss on securities available for sale.

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

                                               1998                                        1997
                                   Number of            Average Price           Number of        Average Price
                                    Shares                Per Share              Shares            Per Share
First Quarter                      50                  Price Unknown              100                 $32.00

Second Quarter                     25                     $40.00                   26                 $32.00
                                  150                     $39.00

Third Quarter                      12                     $38.00                   50                 $34.00
                                                                                  150                 $36.00

Fourth Quarter                     10                     $40.00                 None


As of December 31, 1998, the Company's shareholder list reflected approximately 631 shareholders of record and there were 62,500 shares of common stock issued and outstanding.

Dividends declared per share were $1.80 and $1.60 during 1998 and 1997, respectively.

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


SUMMARY Net income of $380,200 was reported in 1998 compared to net income of $337,931 in 1997 and $306,938 in 1996. Basic earnings per share was $6.08 in 1998 compared to $5.41 in 1997 and $4.91 in 1996. For 1998, return on average assets and average equity equaled 1.15% and 13.28%, respectively. This compares to 1.08% and 13.56% in 1997 and 1.03% and 12.99% in 1996.

As of year-end, total assets were $34,728,679, an increase of $3,113,541 or 9.85% over December 31, 1997. This increase followed an increase of $1,322,868 in 1997's total assets over 1996's. Total loans increased $3,704,271 at December 31, 1998 when compared to December 31, 1997, while securities decreased $1,070,462 and cash and cash equivalents increased by $529,552 for the same period. These increases were funded by growth in customer deposits. In total, the Bank's deposits increased from $28,712,049 in 1997 to $31,454,714 in 1998, with time deposits growth of $1,892,983 and interest bearing transaction accounts of $661,871. Customers are now committing funds for extended periods of time.

Shareholders' equity as a percent of assets increased to 8.50% at December 31, 1998 compared to 8.47% for December 31, 1997. This is the result of the Company's earnings keeping pace with asset growth.


RESULTS OF OPERATIONS

Analysis of Net Interest Income
The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings. In 1998, net interest income, on a fully tax equivalent basis increased by $100,000 compared to 1997. The increase in the level of deposits partially offset the positive impact on net interest income from the increase in interest earning assets.

The following table summarizes the increases in net interest income.

   Net Interest Income
     (in thousands; fully taxable equivalent basis)               1998             1997              1996
   Interest Income                                              $2,487           $2,354             $2,222

   Interest Expense                                              1,151            1,118              1,076

   Net Interest Income                                          $1,336           $1,236             $1,146

   Increase in Net Interest Income                                $100              $90                $13
    Percent Increase of Net Interest Income                       8.00%            7.88%              1.16%

The two variables that have the most significant effect on the change in the net interest income are volume and rate. Below is a chart which illustrates the impact of changes in these two important variables for 1998 and 1997.

Change in Net                                              1998 Over 1997                         1997 Over 1996
Interest Income (1)                                         Change Due to:                        Change Due to:
(In thousands; fully taxable equivalent basis     Volume         Rate       Total        Volume       Rate        Total
   Interest Income
       Loans                                      $177           $(31)       $146         $126          $(6)       $120
       Taxable securities                          (28)             2         (26)         (47)          (5)        (52)
       Tax-exempt securities                       (15)             3         (12)          60            0          60
       Federal funds sold and other                 25              0          25            2            2           4
           Total Interest Income                   159            (26)        133          141           (9)        132

   Interest Expense
       Interest bearing DDA                         (2)            (4)         (6)           3           (8)         (5)
       Savings                                       4             (5)         (1)           4          (12)         (8)
       Time deposits                                69            (29)         40           38           17          55
            Total Interest Expense                  71            (38)         33           45           (3)         42

    Net Interest Income                            $88            $12        $100           96          $(6)         90

           (i) For purposes of these tables, changes in interest due to volume and rate were determined as follows:

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

        Interest Rate Spread and Net
         Yield on Earning Assets                          1998                        1997                      1996
         (In Thousands)                     Average                      Average                     Average
        Assets                              Balance    Interest  Rate    Balance    Interest  Rate   Balance  Interest  Rate
           Loans                             21,662     $1,991   9.19%   $19,744    $1,845    9.35%  $18,386  $1,725    9.38%
         Taxable securities                   4,384        270   6.15%     4,837       296    6.13%    5,602     348    6.22%
         Tax-exempt securities (fully
           taxable equivalent basis)          1,750        123   7.02%     1,974       135    6.84%    1,101      75    6.85%
         Federal funds sold                   1,853        101   5.46%     1,387        76    5.44%    1,342      72    5.27%
         Other                                   38          2   6.00%        38         2    6.00%       38       2    6.00%
           Total interest earning            29,687      2,487   8.38%    27,980     2,354    8.41%   26,469   2,222    8.39%
         Cash and due from banks              2,725                        2,635                       2,642
         Other assets, net                      649                          623                         550
             Total Assets                   $33,061                     $ 31,238                    $ 29,661
                                            =======                     ========                    ========
        Liabilities
         Interest bearing DDA's              $3,968        107   2.70%    $4,021       113    2.80%   $3,930     118    2.99%
         Savings                              6,706        166   2.48%     6,546       167    2.56%    6,368     175    2.75%
         Time deposits                       15,329        878   5.73%    14,124       838    5.93%   13,472     783    5.81%
           Total interest bearing            26,003      1,151   4.43%    24,691     1,118    4.53%   23,770   1,076    4.52%
         DDA's                                3,911                        3,684                       3,260
         Other liabilities                      283                          370                         268
         Shareholders' equity                 2,864                        2,493                       2,363
             Total liabilities and equity   $33,061                       31,238                    $ 29,661
                                            =======                       ======                    ========
             Net Interest Income (fully                $ 1,336                     $ 1,236                   $ 1,146
               taxable equivalent basis)               =======                     =======                   =======

             Net yield on interest earning assets                4.50%                        4.42%                     4.33%
                                                                 =====                        =====                     =====
             Net interest spread                                 3.95%                        3.89%                     3.87%
                                                                 =====                        =====                     =====
             Interest earning assets/
               interest bearing liabilities                      1.14x                        1.13x                     1.11x

Non-Interest Income

The Company recorded noninterest income of $132,034, a decrease of $3,398 or (2.51)% from $135,432 in 1997. This decrease was attributable to a reduction in service charges on returned checks, non-sufficient funds and other service fees in 1998.

Non-Interest Expense

During 1998, noninterest expense increased by $46,729 or 5.71 % from $818,870 in 1997 to $865,599 in 1998. The increases included $27,470 in salaries & benefits which included contributions to the SEP Plan and the normal increase in salaries. The other increases include $6,275 in Premises & Equipment and $14,173 in Other Operating Expenses.

Provision for Income Taxes

The provision for income taxes was $159,097 in 1998 compared to $133,356 in 1997, an increase of $25,741 or 19.30%. The effective tax rate, derived by dividing applicable income tax expense by income before taxes, was 30% in 1998 and 28% in 1997.


FINANCIAL CONDITION

Liquidity and Interest Rate Sensi

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

As previously noted, interest income and interest expense are also dependent on changing interest rates. The relative impact of changing interest rates on net interest income depends on the rate sensitivity to such changes. Rate sensitivity generally depends on maturity structures, call provisions, repayment penalties etc. of the respective financial instruments. The Bank's exposure or sensitivity to changing interest rates is measured by the ratio of ratesensitive assets to rate-sensitive liabilities. Management believes that the Bank's rate sensitive position is adequate in a normal interest rate movement environment.

GAP Analysis

The following table as of December 31, 1998 reflects how management has matched assets to liabilities that mature or have the ability to reprice in the following time frame:

    Assets                           0-90 Days         91-365 Days       1 - 3 Years     3 - 5 Years        5 Years +     Total
    Loans                           $1,674,000         $3,007,000        $4,284,000     $ 8,317,000       $6,276,000    $ 23,558,000

    Investments                        296,000          1,410,000         2,473,000         573,000          810,000       5,562,000
    Federal Funds                    1,700,000                  0                 0               0                0       1,700,000
      Total                          3,670,000          4,417,000         6,757,000       8,890,000        7,086,000      30,820,000

    Liabilities
    Interest-bearing
      transaction accounts           4,534,000                                                                             4,534,000
    Savings                          6,856,000                                                                             6,856,000
    Certificates of Deposit          4,881,000          4,572,000         4,408,000       2,347,000                       16,208,000
      Total                         16,271,000          4,572,000         4,408,000       2,347,000                0      27,598,000

    Asset/(Liabilities) GAP        (12,601,000)          (155,000)        2,349,000       6,543,000        7,086,000       3,222,000
                                  ============      =============     ==============    ===========       ==========     ===========
    Cumulative GAP                $(12,601,000)     $ (12,756,000)    $ (10,407,000)    $(3,864,000)      $3,222,000
                                  ============      =============     =============     ===========       ==========

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

The Bank's cumulative 1 year GAP position increased from ($11,137,000) at December 31, 1997 to ($12,756,000) at December 31, 1998 as a result of a decrease of asset maturities in the investment area. Management believes that the GAP overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing transaction and savings accounts may not reprice on an "instant basis". Management believes liabilities do not need to be repriced as soon as rates begin to move which gives them a "lag time" in the market and for the assets to reprice. It is also their belief that they are in a sufficient position to minimize any adverse effect to the Bank's financial position due to interest rate changes.

Capital

Management attempts to maintain sufficient capital to take advantage of market opportunities, yet provide a fair return to its shareholders.

The National Bank Act places limitations on the ability of the Bank to declare and pay dividends. As a general matter, the Bank may not pay dividends greater than the total of the Bank's net profits for that year combined with its retained net profits of the two preceding years. Further, the Comptroller of the Currency may prohibit the payment of cash dividends where it deems the payment to be an unsafe and unsound banking practice. Under the most restrictive of the dividend restrictions, in 1999 the Bank could pay additional dividends of approximately $516,000 plus 1999 net income to the Holding Company.

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

Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance-sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 Capital adds the allowance for loan losses. Tier 1 Capital cannot exceed Tier 2 Capital. Banks are required to have ratios of Tier 1 Capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At December 31, 1998, Huron National Bank had capital ratios well above the minimum regulatory guidelines as noted within footnote 14 of the Consolidated Financial Statements.

Loans and Loan Review Process

Maintaining  high asset  quality  is a key  determinant  of the Bank's  success.
Therefore,   Management   continually  monitors  impaired,   non-performing  and
delinquent loans and reports them monthly to the Board of Directors.

Non-accrual and loans past due 90 days or more approximated $29,334 or 0.12% of total loans at December 31, 1998 compared to approximately $33,018 or 0.17% a year earlier.

The provision for loan losses was $21,000 in 1998 and $36,000 in 1997 and 1996. For the same years, charge-offs, net of recoveries, were $22,384, $30,324 and $5,145, respectively.

The allowance for loan losses is at $179,247 or 0.76% of total loans at December 31, 1998 compared to $180,631 or 0.91 % of total loans at year-end 1997. The allowance is consistent with Management's recognition of problem loans along with Management's strategy to emphasize the quality of the loan portfolio. The allowance is considered adequate by Management. (See also Note 1 to the Consolidated Financial Statements)

Effects of Inflation

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

The Bank regularly makes commitments for secured term loans and commitments for lines of credit. These lines of credit are reviewed on an annual basis by the Bank's Board of Directors. However, these commitments are firm only to the extent that the respective borrower maintains a satisfactory credit history and does not represent any unusual credit risk. The Bank had $2,308,200 and $1,832,000 as of December 31, 1998 and 1997 in outstanding lines of credit and commitments to make loans of which $1,041,940 and $770,142 were still available to the respective borrower. Furthermore, the Bank had issued letters of credit totaling $199,571 as of December 31, 1998.

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

As of December 31, 1998, the Bank did not have any foreign sources or applications of funds.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have any material effect upon the Bank's capital expenditures, earnings, or competitive position.

The Bank employed 14 full-time employees and 4 part-time employees at December 31, 1998. The Bank does not offer commercial, consumer, international, trust, or municipal trading services.

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

JOHN A. TIERNEY                            PAULETTE D. KIERZEK
Director of:                               Cashier of Huron National Bank
  Huron National Bancorp, Inc.             Chief Financial Officer of:
  Huron National Bank                        Huron National Bancorp, Inc.
Owner of Tierney & Williams, Inc.,         Secretary to the Board of:
President of 211 Bar & Restaurant;           Huron National Bancorp, Inc.
Partner of Knost Cottages; and Secretary-    Huron National Bank
Treasurer of Aurora Gas Company

DALE L. BAUER
Vice-President of:
  Huron National Bank

HURON NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997

         ASSETS                                                                             1998                        1997
             Cash and due from banks                                                    $ 3,220,603                 $ 2,391,051
             Federal funds sold                                                           1,700,000                   2,000,000
                Total Cash and cash equivalents                                           4,920,603                   4,391,051
             Securities available for sale                                                2,054,141                   1,979,375
             Securities held to maturity
               (Fair value of $3,577,000 in 1998
                and $4,693,000 in 1997)                                                   3,508,157                   4,653,385

             Loans                                                                       23,557,972                  19,853,701
               Allowance for loan losses                                                  (179,247)                   (180,631)
                Net loans                                                                23,378,725                  19,673,070

           Bank premises and equipment - net                                                471,895                     516,773
           Accrued interest receivable                                                      267,182                     270,662
           Other real estate owned                                                           21,448                      23,448
           Other assets                                                                     106,528                     107,374

                  Total Assets                                                          $34,728,679                $ 31,615,138
                                                                                        ===========                ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities
             Deposits
               Non interest-bearing transaction accounts                                $ 3,856,217                 $ 3,865,667
               Interest-bearing transaction accounts                                      4,534,327                   3,872,456
               Savings                                                                    6,856,482                   6,659,221
               Time                                                                      16,207,688                  14,314,705
                  Total deposits                                                         31,454,714                  28,712,049
           Accrued interest payable                                                          73,729                      62,289
             Other liabilities                                                              247,039                     162,950
                  Total liabilities                                                      31,775,482                  28,937,288

         Shareholders' Equity

             Common stock, $10 par value: 100,000 shares
             authorized and 62,500 outstanding                                              625,000                     625,000
           Additional paid in capital                                                       625,000                     625,000
           Retained earnings                                                              1,691,297                   1,423,597
           Other comprehensive income, net of tax
             of ($6,129) in 1998 and ($2,190) in 1997                                        11,900                       4,253
                  Total shareholders' equity                                              2,953,197                   2,677,850

                    Total liabilities and shareholders' equity                         $ 34,728,679                $ 31,615,138
                                                                                       ============                ============

See accompanying notes

HURON NATIONAL BANCORP, INC.

STATEMENTS OF INCOME
December 31, 1998, 1997, and 1996

                                                      1998                    1997                     1996
Interest Income
     Loans, including fees                        $1,990,859               $1,845,367               $1,724,683
     Federal funds sold                              101,184                   75,557                   70,650
     Securities:
          Taxable                                    269,853                  296,320                  348,479
          Tax exempt                                  81,034                   89,085                   49,828
          Other                                        2,250                    2,250                    2,250
               Total interest income               2,445,180                2,308,579                2,195,890

Interest Expense
     Deposits                                      1,151,318                1,117,854                1,075,226

Net Interest Income                                1,293,862                1,190,725                1,120,664

Provision for Loan Losses                             21,000                   36,000                   36,000

Net Interest Income After
     Provision for Loan Losses                     1,272,862                1,154,725                1,084,664

Non-Interest Income
     Service charges                                  87,855                   89,426                  101,577
     Other                                            44,179                   46,006                   45,770
          Total non-interest income                  132,034                  135,432                  147,347

Non-Interest Expense
     Salaries and benefits                           435,478                  408,008                  387,299
     Premises and equipment                          132,960                  126,685                  118,462
     Legal and accounting fees                        56,726                   57,915                   49,752
     Other operating expense                         240,435                  226,262                  231,053
          Total non-interest expense                 865,599                  818,870                  786,566

Income Before Income Tax                             539,297                  471,287                  445,445

Provision for Income Tax                             159,097                  133,356                  138,507

Net Income                                         $ 380,200                $ 337,931                $ 306,938
                                                  ==========                =========                =========
Basic Earnings Per Share                               $6.08                    $5.41                    $4.91
                                                  ==========                =========                =========

HURON NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1998, 1997, and 1996

                                                                                                            Other
                                                                                                        Comprehensive
                                                                       Additional                          Income,         Total
                                                           Common       Paid In           Retained            Net      Shareholders'
                                                            Stock       Capital           Earnings          Of Tax         Equity
      BALANCE AT JANUARY 1, 1996                        $ 625,000      $ 625,000          972,478          $ 12,444    $ 2,234,922
        Net income for the year                                                           306,938                          306,938
         Other comprehensive income:
           Unrealized gain (loss) on securities
           available for sale, net of tax                                                                   (8,437)         (8,437)
             Total comprehensive income                                                                                    298,501
         Cash dividends ($1.50 per share)                                                 (93,750)                         (93,750)

      BALANCE AT DECEMBER 31, 1996                        625,000        625,000        1,185,666             4,007      2,439,673
        Net income for the year                                                           337,931                          337,931
         Other comprehensive income:
           Unrealized gain (loss) on securities
           available for sale, net of tax                                                                       246            246
             Total comprehensive income                                                                                    338,177
         Cash dividends ($1.60 per share)                                                (100,000)                        (100,000)

      BALANCE AT DECEMBER 31, 1997                        625,000        625,000        1,423,597             4,253      2,677,850
        Net income for the year                                                           380,200                          380,200
         Other comprehensive income:
           Unrealized gain (loss) on securities
           available for sale, net of tax                                                                     7,647          7,647
             Total comprehensive income                                                                                    387,847
         Cash dividends ($1.80 per share)                                                (112,500)                        (112,500)

      BALANCE AT DECEMBER 31, 1998                      $ 625,000      $ 625,000      $ 1,691,297            11,900    $ 2,953,197
                                                        =========      =========      ===========            ======     ==========

See accompanying notes

HURON NATIONAL BANCORP, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 1998, 1997, and 1996

      CASH FLOWS FROM OPERATING ACTIVITIES                                                 1998                1997            1996
        Net income                                                                    $ 380,200            $337,931       $ 306,938
         Adjustments to reconcile net income to net cash
         from operating activities
           Depreciation and amortization                                                 54,291              45,815          40,233
           Net premium amortization and discount accretion on securities                144,832             133,489          50,399
           Provision for loan losses                                                     21,000              36,000          36,000
           Increase/(decrease) in cash from change in assets and liabilities:
               Interest receivable                                                        3,480             (36,030)         (7,355)
               Other assets and other real estate                                        24,294             (36,968)         39,187
               Interest payable                                                          11,440                (927)          7,648
               Other liabilities                                                         80,150             (32,548)         15,654
                Net cash from operating activities                                      719,687             446,762         488,704

      CASH FLOWS FROM INVESTING ACTIVITIES
         Available-for-sale securities:
           Purchases                                                                 (1,070,932)           (988,751)       (989,086)
           Maturities                                                                 1,000,000             750,000       1,000,000
         Held-to-maturity securities:
           Purchases                                                                   (501,852)         (1,216,735)     (3,437,776)
           Maturities                                                                 1,510,000           1,839,000       1,783,000
        Net increase in loans                                                        (3,748,103)           (721,289)     (1,470,426)
         Purchases of property and equipment                                             (9,413)            (73,990)       (107,323)
                Net cash used in investing activities                                (2,820,300)           (411,765)     (3,221,611)

      CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in deposit accounts                                             2,742,665           1,118,039       2,316,945
         Dividends paid                                                                (112,500)           (100,000)        (93,750)
                Net cash from financing activities                                    2,630,165           1,018,039       2,223,195

      NET INCREASE/(DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                                529,552           1,053,036        (509,712)
      CASH AND CASH EQUIVALENTS AT:
        BEGINNING OF PERIOD                                                           4,391,051           3,338,015       3,847,727
        END OF PERIOD                                                               $ 4,920,603         $ 4,391,051     $ 3,338,015
                                                                                   ============         ===========     ===========
      SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION
         Cash paid during the period for:
         Interest                                                                   $ 1,137,543       $ 1,118,781       $ 1,067,578
         Federal income tax                                                              79,304           169,413            91,025

Non cash investing activities
Loans in the amount of $21,448 and $23,448 were transferred to other real estate in 1998 and 1997.

See accompanying notes

HURON NATIONAL BANCORP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996

NOTE I - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Huron National Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Huron National Bank (the "Bank"). All material intercompany balances and transactions are eliminated in consolidation.

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

     USE OF ESTIMATES - To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

     SECURITIES - Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported net of tax, as a component of other comprehensive income. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

     ALLOWANCE FOR LOAN LOSSES - Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts may continue and future recoveries may occur.

Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans.

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

Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectable. This typically occurs when the loan is 120 days or more past due.

     LOANS - Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, the allowance for loan losses, and charge-offs, net of recoveries. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 120 days. Payments received on such loans are reported as principal reductions.

     BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over their estimated useful lives. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur, and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

     OTHER REAL ESTATE - Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in net loss on other real estate.

     INCOME TAXES - Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

     STATEMENT OF CASH FLOWS - Cash and cash equivalents is defined to include cash on hand, demand deposits in other institutions and federal funds sold. Federal funds are generally sold for one day periods. The Company reports customer loan transactions and deposit transactions on a net cash flow basis.

     EARNINGS PER SHARE - Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computation of basic earnings per share was 62,500 for all years presented. The Bank did not have any dilutive shares at December 31, 1998, 1997, or 1996.

     SEGMENTS - Huron National Bancorp, Inc. and its subsidiary, Huron National Bank, provide a broad range of financial services to individuals and companies in northern Michigan. These services include demand, time and savings deposits; lending; ATM processing; and cash management. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

     COMPREHENSIVE INCOME - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes, which is recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

     NEW ACCOUNTING PRONOUNCEMENTS - Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

     RECLASSIFICATIONS - Some items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 2 - CASH AND DUE FROM BANKS

     As of December 31, 1998, the Bank was required to maintain cash balances with the Federal Reserve Bank in the amount of $75,000.

NOTE 3 - SECURITIES

     Securities  have  been  classified  in  the  Consolidated   Balance  Sheets
according to management's intent. The amortized cost of securities and their estimated fair values at December 31 were as follows:

                                                                                    Gross               Gross
                  1998                                         Amortized        Unrealized           Unrealized
               Securities Available for Sale;                       cost             Gains             Losses          Fair Value
                  U.S. Treasury                                 $501,457            $4,559            $                  $506,016
                  U.S. Agency                                    811,874             1,312                (170)           813,016
                  State and Municipal                            249,187             6,188                                255,375
                  Corporate                                      473,594             6,140                                479,734
                                                              $2,036,112           $18,199            $   (170)        $2,054,141
                                                              ==========          ========            =========        ==========
               Securities Held to Maturity:
                  Mortgage-backed                                $88,620      $        369            $                   $88,989
                  State and Municipal                          2,706,410            60,638                (246)         2,766,802
                  Corporate                                      713,127             7,670                                720,797
                                                              $3,508,157           $68,677            $   (246)        $3,576,588
                                                              ==========          ========            ========         ==========


                                                                                  Gross                Gross
               1997                                            Amortized        Unrealized           Unrealized         Fair
               Securities Available for Sale:                       cost          Gains                Losses           Value
                  U.S. Treasury                               $1,249,810            $4,877           $                $1,254,687
                  U.S. Agency                                    250,343               282                               250,625
                  Corporate                                      472,779             1,284                               474,063

                                                              $1,972,932            $6,443           $                $1,979,375

               Securities Held To Maturity:
                  U.S. Agency                                   $297,005           $   745           $                  $297,750
                  Mortgage-backed                                209,713               889                               210,602
                  State and Municipal                          2,799,246            34,272                             2,833,518
                  Corporate                                    1,347,421             4,443              (1,192)        1,350,672
                                                              $4,653,385           $40,349             $(1,192)       $4,692,542
                                                              ==========          ========           ==========      ===========

There were no sales of securities during 1998, 1997 or 1996. There were no transfers of securities classified as held to maturity during 1998, 1997 or 1996.

The amortized cost and estimated fair value of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Available for Sale                     Held to Maturity
                                                            Amortized Cost        Fair Value       Amortized Cost    Fair Value
                Due in one year or less                           $501,457          $506,016         $1,095,416     $ 1,101,025
                Due after one year through five years              773,697           780,485          2,282,001       2,342,144
                Due after five years through ten years             760,958           767,640             42,120          44,430
                    Subtotal                                     2,036,112         2,054,141          3,419,537       3,487,599
                Mortgage-backed securities                                                               88,620          88,989

                      Totals                                   $ 2,036,112        $2,054,141         $3,508,157      $3,576,588
                                                               ==========         ==========        ===========     ===========

Securities available for sale with a carrying value of $253,672 at December 31, 1998 were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS

         Loans consist of the following at December 31:

                                                            1998                1997
                 Commercial loans                         $3,135,530         $2,772,794
                 Real estate loans                        13,333,405         10,585,218
                 Installment loans                         7,089,037          6,495,689
                     Total loans                         $23,557,972        $19,853,701
                                                         ===========        ===========

Certain directors and executive officers of the Company, including associates of such persons, were also loan customers. The following is a summary of the balance and activity of loans to such parties.

                                                                    1998
         Balance - January 1                                     $260,054
                New loans                                         441,670
                Repayments                                       (101,282)
         Balance - December 31                                   $600,442
                                                                 ========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                                                      1998                 1997               1996
            Balance at beginning of year                             $180,631           $174,955          $144,100
             Additions (Deductions)
                Provision for loan losses                              21,000             36,000            36,000
                Recoveries credited to allowance                        2,332              4,905             1,381
                 Loans charged-off                                    (24,716)           (35,229)           (6,526)
             Balance at end of year                                  $179,247           $180,631          $174,955
                                                                    =========          =========          ========

During the years 1998 and 1997, the balance of impaired loans was considered to be immaterial.

NOTE 6 - BANK PREMISES AND EQUIPMENT - NET

Bank premises and equipment consist of the following at December 31:

                                                                                                  Accumulated        Carrying
                       1998                                                           Cost       Depreciation           Value
                       Land                                                        $60,000                            $60,000
                       Bank building and improvements                              483,260         $(212,595)         270,665
                       Furniture and equipment                                     446,004          (304,774)         141,230
                           Total                                                  $989,264         $(517,369)        $471,895
                                                                                ==========        ==========        =========
                       1997
                       Land                                                        $60,000                            $60,000
                       Bank building and improvements                              481,509         $(198,915)         282,594
                       Furniture and equipment                                     502,417          (328,238)         174,179
                           Total                                                $1,043,926         $(527,153)        $516,773
                                                                                ==========        ==========        =========

Provisions for depreciation of $54,291, $45,815, and $40,233, were included in non-interest expense in 1998, 1997 and 1996, respectively.

NOTE 7 - DEPOSITS

The Bank had approximately $1,989,000 and $2,039,000 in time deposits issued in denominations of $100,000 or more as of December 31, 1998 and 1997, respectively. Interest expense on time deposits issued in denominations of $100,000 or more was approximately $103,000, $103,000, and $105,000 in 1998,
1997 and 1996, respectively.

At year-end 1998, stated maturities of time deposits were:

               1999                                             $ 9,452,753
               2000                                               2,993,048
               2001                                               1,415,293
               2002                                               1,123,639
               2003                                               1,222,955
                                                               $ 16,207,688
                                                               ============

Related party deposits totaled $534,135 and $411,365 at year-end 1998 and 1997.

NOTE 8 - INCOME TAX

The provision for federal income tax for the years ended December 31 consists of the following:

                                                                                     1998            1997            1996
            Current expense                                                         $186,242        $109,543        $171,073
            Deferred expense (benefit)                                              (27,145)          23,813         (32,566)
               Provision for income tax                                             $159,097        $133,356        $138,507

Included in other liabilities are deferred tax balances arising from the following items:

                                                                                                           December 31,
                                                                                                      1998           1997
                      Deferred tax liabilities:
                       Effects of preparing tax return on a cash basis                              $(48,122)        $ (67,752)
                       Property and equipment                                                       (105,165)         (108,183)
                       Unrealized gain on securities available for sale                               (6,130)           (2,191)
                       Other                                                                          (2,876)           (7,416)
                                                                                                    (162,293)         (185,542)
                      Deferred tax assets:
                       Allowance for loan losses                                                      39,046            39,517
                       Other                                                                             482                54
                                                                                                      39,528            39,517

                             Net deferred tax liability                                           $ (122,765)       $ (145,971)
                                                                                                  ==========       ===========

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                                                                  1998            1997        1996
                                  Statutory rate applied to income before taxes              $ 183,361        $160,238     $151,451
                                  Add (deduct)
                                    Tax-exempt interest income                                 (27,478)        (20,165)     (12,988)
                                    Surtax exemption and other                                   3,214          (6,717)          44
                                         Provision for income tax                             $159,097        $133,356     $138,507
                                                                                            ==========        ========     ========

NOTE 9 - OTHER OPERATING EXPENSE

Other operating expenses for the years ended December 31 consist of the following:

                                                                                                 1998           1997          1996
                                  Office supplies                                             $25,660        $28,827        $28,369
                                  Directors fees                                               52,800         50,400         48,000
                                  General insurance                                            19,282         19,560         18,374
                                  ATM fees                                                     23,929         22,137         22,475
                                  Other expense                                               118,764        105,338        113,835
                                         Total other operating expenses                      $240,435       $226,262       $231,053
                                                                                            =========       ========      =========

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

As of December 31, the Bank had outstanding letters of credit, commitments to make loans and unused lines of credit as follows:

                                                                                     1998               1997
                              Outstanding letters of credit                         $199,571         $244,901
                              Commitments to make loans
                                and unused lines of credit                       $ 1,041,940         $770,142

All commitments above are at fixed rates and carry rates of interest from 8% to 1% and generally expire within 1 year.

Since certain commitments to make loans and fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.

From time to time claims are made against the Company in the normal course of business. There were no material outstanding claims at December 31, 1998.

The Company's loan and deposit relationships are not concentrated in any particular industry, nor is there significant dependence on any one employer. Noninterest-bearing deposits and federal funds sold and held by NBD Bank,
amounted  to  $3,787,817   and   $3,500,591  at  December  31,  1998  and  1997,
respectively.

NOTE 11 - DIVIDENDS

Guidelines with respect to maintenance of capital adopted by federal banking law limits the amount of cash dividends the Bank can pay to the Holding Company to the extent of net retained profits (as defined by the regulatory agencies) for the current and two preceding years, and is further limited by the requirement that the Bank maintain positive retained earnings. Under the most restrictive of the above regulations, in 1999 the Bank is limited to paying additional dividends of approximately $516,000 plus 1999 net income.

NOTE 12 - PENSION PLAN

The Bank has a Simplified Employee Pension (SEP) Plan that is a defined contribution plan. Employees become eligible to participate in the SEP Plan after two years of service in the immediately preceding five plan years and after attaining the age of 21. In each plan year the Bank may contribute to the Plan the lesser of $30,000 or a percentage of each participant's compensation as reported on Form W-2. The contribution is determined annually by the Bank's Board of Directors. Also, participants may make contributions to the Plan subject to certain requirements and limitations. In all cases, Bank and participant contributions may not exceed limitations established by the Internal Revenue Service. Expense recognized by the Bank in relation to the SEP Plan for the year ended December 31, 1998, 1997 and 1996 was $6,653, $7,348 and $7,314,
respectively.

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Carrying amount is a reasonable estimate of fair value for cash equivalents, Federal Reserve stock, accrued interest receivable and payable, demand deposits, savings accounts and money market deposits.

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

The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using the rates currently offer for deposits of similar remaining maturities.

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

The carrying values and fair values of the Company's financial instruments (in thousands) are as follows as of year-end.

                                                                       1998                          1997
                                                            Carrying             Fair     Carrying           Fair
                                                              Value             Value       Value            Value
                       Financial assets
                           Cash and cash equivalents            $ 4,921        $4,921         $ 4,391     $ 4,391
                           Securities                             5,562         5,631           6,632       6,672
                           Loans, net                            23,379        23,563          19,673      19,743
                           Federal Reserve Stock                     38            38              38          38
                           Interest receivable                      267           267             271         271

                       Financial liabilities
                           Deposits                            (31,455)      (31,539)        (28,712)    (28,718)
                           Interest payable                        (74)          (74)            (62)        (62)

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

At year-end, the Bank's actual capital levels (in millions) and minimum required levels were:

                                                                                                             Minimum Required To
                                                                                  Minimum Required            Be Well Capitalized
                                                                                     For Capital          Under Prompt Corrective
                                                                  Actual          Adequacy Purposes          Action Regulations
               1998                                         Amount      Ratio      Amount     Ratio          Amount        Ratio
               Total capital (to risk weighted assets)      $3.1        14.2%      $1.8       8.0%           $2.2          10.0%
               Tier 1 capital (to risk weighted assets)     $2.9        13.4%      $0.9       4.0%           $1.3           6.0%
               Tier 1 capital (to average assets)           $2.9         8.6%      $1.4       4.0%           $1.7           5.0%

               1997
               Total capital (to risk weighted assets)      $2.9        14.4%      $1.6       8.0%           $2.0          10.0%
               Tier 1 capital (to risk weighted assets)     $2.7        13.5%      $0.8       4.0%           $1.2           6.0%
               Tier 1 capital (to average assets)           $2.7         8.6%      $1.2       4.0%           $1.6           5.0%

The Bank at year end 1998 and 1997 was categorized as well capitalized. Management knows of no events which would change the Bank's classification.

NOTE 15 - HURON NATIONAL BANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION Presented below are condensed financial statements for the parent company:

                                     CONDENSED BALANCE SHEETS
                                                                                                             December 31,
               ASSETS                                                                                    1998            1997
                  Cash and cash equivalents                                                            $1,372          $2,091
                  Investment in Huron National Bank                                                 2,951,825       2,675,759
                      Total Assets                                                                 $2,953,197      $2,677,850
                                                                                                   ==========      ==========
               LIABILITIES                                                                         $        -      $        -

               SHAREHOLDERS' EQUITY                                                                 2,953,197      $2,677,850

                      Total liabilities and shareholders' equity                                   $2,953,197      $2,677,850
                                                                                                   ==========      ==========

NOTE 15 - HURON NATIONAL BANCORP, INC. (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME
                                                                                                 Years Ended December 31,
                                                                                          1998             1997            1996
             OPERATING INCOME
                Dividends from Huron National Bank                                    $122,500         $100,000       $ 103,750

             OPERATING EXPENSES
                Other expenses                                                          10,719            9,848          15,590

             Income before equity in undistributed
               net income of subsidiary                                                111,781           90,152          88,160

             Equity in undistributed net income of subsidiary                          268,419          247,779         218,778

             NET INCOME                                                               $380,200         $337,931        $306,938
                                                                                   ===========        =========      ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended December 31,
                                                                                          1998             1997              1996
             Cash Flows from Operating Activities
                Net income                                                            $380,200         $337,931         $ 306,938
                Adjustments to reconcile net income to
                  cash from operating activities:
                Equity in undistributed net income
                  of subsidiary                                                       (268,419)        (247,779)         (218,778)
                Change in other assets                                                       0                0            28,442
                Change in other liabilities                                                  0                0           (15,537)

             Net Cash From Operating Activities                                        111,781           90,152           101,065

             Cash Flows from Financing Activities
                Dividends paid                                                        (112,500)        (100,000)          (93,750)
                Net Cash from Financing Activities                                    (112,500)        (100,000)          (93,750)

             Net Change in Cash and Cash Equivalents                                      (719)          (9,848)            7,315
             Cash and Cash Equivalents
                Beginning of the Period                                                  2,091           11,939             4,624

                End of the Period                                                       $1,372           $2,091           $11,939
                                                                                      ========         ========           =======

                                   EXHIBIT 21




                               LIST OF SUBSIDIARY

         NAME                                  INCORPORATED

1. Huron National Bank                           Michigan

YEAR 2000 COMPLIANCE

Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare financial statements.

Corporation management has developed and the Board of Directors has approved a comprehensive Year 2000 Compliance Plan. The plan consists of five phases: awareness, assessment, renovation, validation and implementation. The Corporation has an internal task force to assess Year 2000 compliance by the Corporation, its vendors, and major deposit and loan customers. In addition, the Bank has been contacting commercial borrowers about Year 2000 compliance to avoid any negative impact on the quality of the loan portfolio.

To date, the Corporation has spent approximately $10,000 on Year 2000 compliance and expect to spend an additional $12,000 to complete this work.

The Corporation presently anticipates that it will complete its Year 2000 assessment and remediation by April of 1999. However, there can be no assurance that the Corporation will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Corporation may be adversely affected by the inability of other companies whose systems interact with the Corporation to become Year 2000 compliant.

The Bank's core processing applications are provided by a third party vendor, Kirchman Corporation. The Corporation receives regular correspondence from Kirchman which documents the status of their Year 2000 compliance. The Corporation has been advised that Kirchman software has been successfully tested for Year 2000 compliance.

Although the Corporation expects its internal systems to be Year 2000 compliant as described above, the Corporation has prepared a contingency plan that specifies what it plans to do if important internal or external systems are not Year 2000 compliant in a timely manner.

Management does not anticipate that the Corporation will incur material operating expenses or be required to invest heavily in additional computer system improvements to be Year 2000 compliant. Nevertheless, the inability of the Corporation to successfully address year 2000 issues could result in interruptions in the Corporation's business and have a material effect on the Corporation's results of operations.