Form 10-Q
period 1999-03-31
HURON NATIONAL BANCORP INC
filed 1999-05-11
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1999

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

   $10.00 par value of common stock        62,500 shares as of April 30, 1999
               (Class)                               (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS
================================================================================


PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Balance Sheet (Unaudited)
              March 31, 1999.................................................  2

          Consolidated Statements of Income and Comprehensive Income (Unaudited)
              Three months ended March 31,1999 and 1998......................  3

          Consolidated Statements of Cash Flows (Unaudited)
              Three months ended March 31, 1999 and 1998.....................  4

          Notes to the Consolidated Financial Statements (Unaudited).........  5



ITEM 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  6



PART II   OTHER INFORMATION

          Item 1 - Legal Proceedings......................................... 11

          Item 2 - Changes in Securities..................................... 11

          Item 3 - Defaults upon Senior Securities........................... 11

          Item 4 - Submission of Matters to a Vote of Security Holders....... 11

          Item 5 - Other Information......................................... 11

          Item 6 - Exhibits and Reports on Form 8-K.......................... 11

          Index to Exhibits.................................................. 12

          Signatures......................................................... 13

          Financial Data Schedule............................................ 14

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
================================================================================

                                                                                            March 31,
ASSETS                                                                                        1999
                                                                                              ----
    Cash and due from banks                                                               $    2,291,385
    Federal funds sold                                                                         1,800,000
                                                                                          --------------
              Cash and cash equivalents                                                        4,091,385

    Securities available for sale                                                              3,155,296
    Securities held to maturity                                                                3,176,463
                                                                                          --------------
              Total investment securities                                                      6,331,759
    Loans
        Commercial                                                                             3,122,388
        Real Estate                                                                           13,305,659
        Installment                                                                            7,146,730
                                                                                          --------------
               Total Loans                                                                    23,574,777
        Allowance for loan losses                                                               (183,969)
                                                                                          --------------
           Net loans                                                                          23,390,808
    Bank premises and equipment - net                                                            462,079
    Accrued interest receivable                                                                  308,298
    Other assets                                                                                 100,046
                                                                                          --------------
              Total Assets                                                                 $  34,684,375
                                                                                          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                         $    3,413,757
        Interest-bearing transaction accounts                                                  4,519,026
        Savings                                                                                6,916,960
        Time                                                                                  16,494,566
                                                                                          --------------
              Total deposits                                                                  31,344,309
                                                                                          --------------
    Accrued interest payable                                                                      75,720
    Other liabilities                                                                            220,152
                                                                                          --------------
              Total liabilities                                                               31,640,181
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                                          625,000
    Additional paid in capital                                                                   625,000
    Retained earnings                                                                          1,796,113
    Net unrealized gain on securities
      available for sale, net of income tax                                                       (1,919)
                                                                                          --------------
              Total shareholders' equity                                                       3,044,194
                                                                                          --------------

                 Total liabilities and shareholders' equity                                $  34,684,375
                                                                                          ==============

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
================================================================================

                                                                                            Three Months Ended
                                                                                  March 31,                     March 31,
Interest Income                                                                     1999                          1998
                                                                                    ----                          ----
    Loans, including fees                                                       $   526,432                   $   460,576
    Federal funds sold                                                               24,857                        35,343
    Securities:
      Taxable                                                                        73,658                        53,994
      Tax exempt                                                                     14,082                        40,432
      Other                                                                             563                           563
                                                                                -----------                   -----------
        Total interest income                                                       639,592                       590,908

Interest Expense
    Deposits                                                                        292,226                       278,624
                                                                                -----------                   -----------

Net Interest Income                                                                 347,366                       312,284

Provision for Loan Losses                                                             3,000                         9,000
                                                                                -----------                   -----------

Net Interest Income After
   Provision for Loan Losses                                                        344,366                       303,284

Non-Interest Income
    Service charges                                                                  22,556                        19,444
    Other                                                                             8,696                         9,962
                                                                                -----------                   -----------
        Total non-interest income                                                    31,252                        29,406
                                                                                -----------                   -----------
Non-Interest Expense
    Salaries and benefits                                                           112,938                       105,284
    Premises and equipment                                                           33,864                        32,249
    Legal and accounting fees                                                        16,386                        11,018
    Other operating expense                                                          59,813                        57,644
                                                                                -----------                   -----------
        Total non-interest expense                                                  223,001                       206,195
                                                                                -----------                   -----------
Income Before Income Tax                                                            152,617                       126,495

Provision for Income Tax                                                             47,802                        36,467
                                                                                -----------                   -----------
Net Income                                                                        $ 104,815                    $   90,028
                                                                                ===========                   ===========
Comprehensive Income                                                              $  90,997                    $   91,329
                                                                                ===========                   ===========
Basic Earnings Per Share                                                          $    1.68                    $     1.44
                                                                                ===========                   ===========
Dividends Per Share                                                                     N/A                           N/A
                                                                                ===========                   ===========

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                                    Three Months Ended
                                                                                              March 31,             March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                            1999                  1998
                                                                                                ----                  ----
    Net income                                                                              $   104,815          $     90,028
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                            13,047                13,182
        Net premium amortization and discount accretion on securities                            48,478                35,184
        Provision for loan losses                                                                 3,000                 9,000
        Increase/(decrease) in cash from change in assets and liabilities:
            Other assets and interest receivable                                                (13,187)               20,924
            Other liabilities and interest payable                                              (17,777)               42,828
                                                                                           ------------           -----------
                Net cash from operating activities                                              138,376               211,146
                                                                                           ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                             (1,150,875)
       Maturities
   Held-to-maturity securities:
       Purchases                                                                                                     (501,852)
       Maturities                                                                               312,000               240,000
    Net increase in loans                                                                       (15,082)             (228,586)
    Purchase of property and equipment                                                           (3,231)               (4,380)
                                                                                           ------------           -----------
                Net cash from (used in) investing activities                                   (857,188)             (494,818)
                                                                                           ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase/(decrease) in deposit accounts                                                (110,406)              863,378
                                                                                           ------------           -----------
                Net cash from financing activities                                             (110,406)              863,378
                                                                                           ------------           -----------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                             (829,218)              579,706

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                         4,920,603             4,391,051
                                                                                           ------------           -----------
  END OF PERIOD                                                                             $ 4,091,385           $ 4,970,757
                                                                                           ============           ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                              $   290,235           $   273,959
      Federal income tax                                                                    $    72,369           $    15,044

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

     The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 1998.

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1999, and the results of operations for the three month periods ended March 31, 1999 and 1998.

3. During the three month period ended March 31, 1999, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was a decrease of $13,818. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of March 31, 1999 was $3,220,448.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $500 during the three months ended March 31, 1999 to $29,782. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of March 31, 1999, the Bank had outstanding commitments to make loans totaling $729,393 and outstanding letters of credit of $291,991.

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

7. Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computations of basic earnings per share was 62,500 for 1999 and 1998.

                                                                               5
                                   Continued

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

Summary of Financial Position

     Total assets at March 31, 1999 decreased from December 31, 1998 by 0.13%, or $44,304. This decrease primarily was the result of an decrease in deposits of $110,405 and cash and due from banks of $929,218 offset by an increase in securities available for sale of $769,461 from December 31, 1998. Since loans increased the net loan to deposit ratio increased from 74.33% at December 31, 1998 to 74.63% at March 31, 1999. The allowance for loan losses was increased by $4,722.

     During the first three months of 1999, the Bank has seen an decrease in total deposits of 0.35% or $110,405, primarily in non interest-bearing transaction accounts. This decrease was offset by increases in time accounts as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial insitutions in Presque Isle County.

Results of Operations

     Net income for the three months ended March 31, 1999 totaled $104,815 compared to $90,028 for the three months ended March 31, 1998, an increase of $14,787. The increase is primarily the result of an increase in interest income of $48,684 offset by an increase in noninterest expense of $16,806.

     The Bank is required under a new accounting standard, to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of March 31, 1999 and 1998, total comprehensive income was $90,997 and $91,329, respectively.

     The provision for loan losses for the three month periods ended March 31, 1999, and 1998 was $3,000 and $9,000, respectively. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                                                               6
                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
================================================================================

Results of Operations (continued)

     Non-interest income for the three months ended March 31, 1999 totaled $31,252 compared to $29,406 in 1998. The increase was primarily related to service charges on returned checks, early redemption penalties and coin and currency fees.

     Non-interest expense for the three months ended March 31, 1999 totaled $223,001 compared to $206,195 at March 31, 1998. There was an increase of $7,654 in salaries and benefits due to the hiring of additional employee.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 31.3% and 28.8% for the three month periods ended March 31, 1999 and 1998, respectively. This increase between periods is primarily the result of higher net income and a decrease in the porporation of net income derived from tax exempt securities.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income of $35,082 for the three months ended March 31, 1999 over the comparable prior year period mainly due to increased volume in interest earning assets and interest bearing liabilities. The rate paid on interest bearing liabilities decreased 14 basis points over the three months ended March 31, 1999 because growth was centered in lower yielding, short-term certificates of deposits and rates on transaction, savings and time accounts have continued to decline. Loan rates have also declined. However, loan volume continues to increase, accounting for the most significant portion of growth to interest income. The rate and volume fluctuations have resulted in a slight decrease in the gross yield on interest earning assets of 30 basis point. The net yield on interest earning assets remained steady from 3.99% for the three months ended March 31, 1998 and for the same period in 1999. The increased volume combined with the increase in margin increased the net interest income by $44,736 on a fully tax equivalent basis.

                                                                               7
                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
================================================================================

Capital Management

     Regulators have established "risk-based" capital guidelines for banks and bank holding companies. Because of the Corporation's and Bank's size, regulatory capital requirements apply only to the Bank.

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At March 31,1999 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of March 31,1999, the Bank's consolidated actual capital levels and minimum required levels are:

                                                                                                       Minimum Required To
                                                                               Minimum Required        Be Well Capitalized
                                                                                 For Capital        Under Prompt Corrective
                                                            Actual            Adequacy Purposes        Action Regulations
          (In Thousands)                               Amount   Ratio        Amount     Ratio         Amount       Ratio
          --------------                               ------   -----        ------     -----         -----        -----
          Total capital (to risk weighted assets)      $3,228   14.63%       $1,766      8.00%        $2,207       10.00%
          Tier 1 capital (to risk weighted assets)      3,044   13.80%          883      4.00%         1,324        6.00%
          Tier 1 capital (to average assets)            3,044    8.67%        1,404      4.00%         1,755        5.00%

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

                                                                               8
                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
================================================================================

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

     The Bank's cumulative 1 year GAP position has increased from ($12,756,000) at December 31, 1998 to ($13,979,573) at March 31, 1999 primarily due to the increase in longer term loans and a decrease in investments and federal funds maturing within one year. Also, an increase in certificates of deposits maturing within one year has increased the cumulative GAP position.

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

Year 2000 Issue

     The Bank has identified theYear 2000 issue as a priority item. The Bank has dedicated significant resources, mainly manpower, to the resolution of this issue. During 1998 and the first three months of 1999, the Bank has formulated a plan and is taking action with the goal that all impacted systems will be compliant.

                                                                               9
                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

The Year 2000 Issue (continued)

     The Bank has outsourced a portion of its data processing. Management has begun the process of contacting all related vendors and requesting written confirmation that their respective products are Year 2000 compliant. Management has also begun the process of evaluating and testing the internal data processing systems to ensure compliance. Testing of these sytems will occur during 1998 so that the Bank should have time to react to any problems.

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

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                                OTHER INFORMATION
================================================================================


ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the three months ended March 31, 1999.


ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the three months ended March 31,1999.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 1999.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Registrant's security holders during the three months ended March 31, 1999.


ITEM 5 - OTHER INFORMATION

No other information to report during the three months ended March 31, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 1999.

                          HURON NATIONAL BANCORP, INC.

                                INDEX TO EXHIBITS
================================================================================



The following exhibits are filed or incorporated by reference as part of this report:



                       27 Financial data schedule.

                          HURON NATIONAL BANCORP, INC.

                                   SIGNATURES
================================================================================


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HURON NATIONAL BANCORP, INC.




                                       By: /s/ Michael L. Cahoon
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                       Dated: 5/9/99


                                       By: /s/ Paulette D. Kierzek
                                           Paulette D. Kierzek
                                           Chief Financial Officer
                                       Dated: 5/9/99