Form 10QSB
period 1999-06-30
HURON NATIONAL BANCORP INC
filed 1999-08-12
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1999

                         Commission File Number 0-19181



                          HURON NATIONAL BANCORP, INC.
              (Exact name of small business issuer in its charter)

               Michigan                                 38-2855012
      (State or other jurisdiction of                  (IRS employer
       incorporation or organization)                Identification No.)

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


 $10.00 par value of common stock            62,500 shares as of August 4, 1999
              (Class)                                  (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS



PART I       FINANCIAL INFORMATION

ITEM 1       Consolidated Balance Sheet (Unaudited)
                 June 30, 1999. . . . . . . . . . . . . . . . . . . . . . . .  2

             Consolidated Statements of Income and Comprehensive Income
                 (Unaudited) Six months ended June 30,1999 and 1998 . . . . .  3

             Consolidated Statements of Cash Flows (Unaudited)
                 Six months ended June 30, 1999 and 1998 . . . . . . . . . . . 4

             Notes to the Consolidated Financial Statements (Unaudited). . . . 5

ITEM 2       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations . . . . . . . . . . . . . . .  . . .6

PART II      OTHER INFORMATION

             Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . .  11

             Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . 11

             Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . 11

             Item 4 - Submission of Matters to a Vote of Security Holders. .  11

             Item 5 - Other Information. . . . . . . . . . . . . . . . . . .  11

             Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . .  11

             Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . 12

             Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .  13

             Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . 14

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
================================================================================

                                                                                              June 30,
ASSETS                                                                                          1999
    Cash and due from banks                                                               $    3,026,124
    Federal funds sold                                                                         1,000,000
                                                                                          --------------
              Cash and cash equivalents                                                        4,026,124

    Securities available for sale                                                              3,299,087
    Securities held to maturity                                                                2,886,914
                                                                                          --------------
              Total investment securities                                                      6,186,001
    Loans
        Commercial                                                                             3,569,904
        Real Estate                                                                           13,400,484
        Installment                                                                            7,368,177
                                                                                          --------------
               Total Loans                                                                    24,338,565
        Allowance for loan losses                                                              (187,044)
                                                                                          --------------
           Net loans                                                                          24,151,521
    Bank premises and equipment - net                                                            449,919
    Accrued interest receivable                                                                  332,018
    Other assets                                                                                  88,146
                                                                                          --------------
              Total Assets                                                                 $  35,233,729
                                                                                          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                         $    3,970,844
        Interest-bearing transaction accounts                                                  3,735,434
        Savings                                                                                7,456,769
        Time                                                                                  16,683,770
                                                                                          --------------
              Total deposits                                                                  31,846,817
                                                                                          --------------
    Accrued interest payable                                                                      66,581
    Other liabilities                                                                            199,907
                                                                                          --------------
              Total liabilities                                                               32,113,305
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                                          625,000
    Additional paid in capital                                                                   625,000
    Retained earnings                                                                          1,896,020
    Net unrealized gain on securities
      available for sale, net of income tax                                                     (25,596)
                                                                                          --------------
              Total shareholders' equity                                                       3,120,424
                                                                                          --------------
                 Total liabilities and shareholders' equity                                $  35,233,729
                                                                                          ==============

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
================================================================================

                                                              Three Months Ended                      Six Months Ended
                                                         June 30,            June 30,           June 30,           June 30,
Interest Income                                            1999                1998               1999               1998
    Loans, including fees                              $   531,574         $   481,635         $1,058,006          $ 942,211
    Federal funds sold                                      17,722              24,347             42,579             59,690
    Securities:
      Taxable                                               76,055              73,159            149,826            146,598
      Tax exempt                                            13,514              21,238             27,483             42,224
      Other                                                    562                 562              1,125              1,125
                                                       -----------         -----------         ----------          ---------
        Total interest income                              639,427             600,941          1,279,019          1,191,848

Interest Expense
    Deposits                                               295,998             284,393            588,224            563,017
                                                       -----------         -----------         ----------          ---------

Net Interest Income                                        343,429             316,548            690,795            628,831

Provision for Loan Losses                                    3,000               6,000              6,000             15,000
                                                       -----------         -----------         ----------          ---------
Net Interest Income After
   Provision for Loan Losses                               340,429             310,548            684,795            613,831

Non-Interest Income
    Service charges                                         19,380              24,546             41,936             43,990
    Other                                                    9,628               8,070             18,324             18,032
                                                       -----------         -----------         ----------          ---------
        Total non-interest income                           29,008              32,616             60,260             62,022
                                                       -----------         -----------         ----------          ---------
Non-Interest Expense
    Salaries and benefits                                  116,668             110,117            229,606            215,401
    Premises and equipment                                  33,112              33,572             66,976             65,821
    Legal and accounting fees                               16,848              17,158             33,234             28,176
    Other operating expense                                 57,817              56,283            117,630            113,927
                                                       -----------         -----------         ----------          ---------
        Total non-interest expense                         224,445             217,130            447,446            423,325
                                                       -----------         -----------         ----------          ---------
Income Before Income Tax                                   144,992             126,034            297,609            252,528

Provision for Income Tax                                    45,084              36,908             92,886             73,375
                                                       -----------         -----------         ----------          ---------

Net Income                                              $   99,908          $   89,126          $ 204,723          $ 179,153
                                                       ===========         ===========         ==========          =========

Other Comprehensive Income                              $  (23,678)         $   (1,447)         $ (37,496)         $    (146)
                                                       ===========         ===========         ==========          =========

Comprehensive Income                                    $   76,230          $   87,679          $ 167,227          $ 179,007
                                                       ===========         ===========         ==========          =========

Basic Earnings Per Share                                $     1.60          $     1.43          $    3.28          $    2.87
                                                       ===========         ===========         ==========          =========

Dividends Per Share                                            N/A                 N/A                N/A                N/A
                                                       ===========         ===========         ==========          =========

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                                      Six Months Ended
                                                                                               June 30,              June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                            1999                  1998
    Net income                                                                                $ 204,723             $ 179,153
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                            26,376                26,364
        Net premium amortization and discount accretion on securities                           134,445                64,356
        Provision for loan losses                                                                 6,000                15,000
        Increase/(decrease) in cash from change in assets and liabilities:
            Other assets and interest receivable                                                (25,006)               20,575
            Other liabilities and interest payable                                              (34,965)               57,093
                                                                                            -----------           -----------
                Net cash from operating activities                                              311,573               362,541
                                                                                            -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                             (1,696,959)
       Maturities                                                                               300,000               500,000
   Held-to-maturity securities:
       Purchases                                                                                                     (501,852)
       Maturities                                                                               582,000               510,000
    Net increase in loans                                                                      (778,796)           (1,867,658)
    Purchase of property and equipment                                                           (4,400)              (10,220)
                                                                                            -----------           -----------
                Net cash from (used in) investing activities                                 (1,598,155)           (1,369,730)
                                                                                            -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase/(decrease) in deposit accounts                                                 392,103             1,488,922
                                                                                            -----------           -----------
                Net cash from financing activities                                              392,103             1,488,922
                                                                                            -----------           -----------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                             (894,479)              481,733

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                         4,920,603             4,391,051
                                                                                            -----------           -----------

  END OF PERIOD                                                                             $ 4,026,124           $ 4,872,784
                                                                                            ===========           ===========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                              $   595,372           $   561,753
      Federal income tax                                                                    $   156,769           $    47,174

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

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1999, and the results of operations for the six month periods ended June 30, 1999 and 1998.

3. During the six month period ended June 30, 1999, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was a decrease of $56,811. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of June 30, 1999 was $2,903,276.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $21,415 during the six months ended June 30, 1999 to $50,697. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of June 30, 1999, the Bank had outstanding commitments to make loans totaling $2,289,964 and outstanding letters of credit of $183,413.

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

Summary of Financial Position

     Total assets at June 30, 1999 increased from December 31, 1998 by 1.43%, or $495,050. This increase primarily was the result of an increase in deposits of $392,103 and loans of $772,796 offset by a decrease in cash and due from banks of $894,479 from December 31, 1998. Since loans increased the net loan to deposit ratio increased from 74.33% at December 31, 1998 to 75.84% at June 30, 1999. The allowance for loan losses was increased by $7,797.

     During the first six months of 1999, the Bank has seen an increase in total deposits of 1.25% or $392,103, primarily in savings and time accounts. This increase has offset a decrease in interest-bearing transaction accounts as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial insitutions in Presque Isle County.

Results of Operations
     Net income for the six months ended June 30, 1999 totaled $204,723 compared to $179,153 for the six months ended June 30, 1998, an increase of $25,570. The increase is primarily the result of an increase in interest income of $87,171 offset by an increase in noninterest expense of $24,122.

     The Bank is required under a new accounting standard, to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of June 30, 1999 and 1998, total comprehensive income was $167,227 and $179,007, respectively.

     The provision for loan losses for the six month periods ended June 30, 1999, and 1998 was $6,000 and $15,000, respectively. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
================================================================================


Results of Operations (continued)

     Non-interest income for the six months ended June 30, 1999 totaled $60,260 compared to $62,022 in 1998. The decrease was primarily related to service charges on returned checks, early redemption penalties and coin and currency fees.

     Non-interest expense for the six months ended June 30, 1999 totaled $447,447 compared to $423,325 at June 30, 1998. There was an increase of $14,206 in salaries and benefits due to the hiring of additional employee.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 31.2% and 29.1% for the six month periods ended June 30, 1999 and 1998, respectively. This increase between periods is primarily the result of higher net income and a decrease in the proportion of net income derived from tax exempt securities.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income of $61,964 for the six months ended June 30, 1999 over the comparable prior year period mainly due to increased volume in interest earning assets and interest bearing liabilities. The rate earned on interest earning assets and the rate paid on interest bearing liabilities both decreased 17 basis points over the six months ended June 30, 1999. Asset rates have declined overall, and liability growth was centered in lower yielding, short-term certificates of deposits and rates on transaction, savings and time accounts have continued to decline. However, loan volume continues to increase, accounting for the most significant portion of growth to interest income. The net yield on interest earning assets declined only slightly from 4.50% to 4.49% for the six month periods. The increased overall volume offset by a decline in non-taxable securities increased the net interest income by $54,427 on a fully tax equivalent basis.

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

     As of June 30, 1999, the Bank's actual capital levels and minimum required levels are:

                                                                                                      Minimum Required To
                                                                             Minimum Required         Be Well Capitalized
                                                                               For Capital         Under Prompt Corrective
                                                           Actual           Adequacy Purposes          Action Regulations
                                                           ------           -----------------          ------------------
                     (In Thousands)                    Amount   Ratio        Amount     Ratio         Amount       Ratio
                                                       ------   -----        ------     -----         ------       -----
         Total capital (to risk weighted assets)       $3,328   14.78%       $1,802     8.00%         $2,252       10.00%
         Tier 1 capital (to risk weighted assets)       3,116   13.84%          901     4.00%          1,351        6.00%
              Tier 1 capital (to average assets)        3,116    8.89%        1,402     4.00%          1,752        5.00%

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

     The Bank's cumulative 1 year GAP position (rate sensitive assets less rate sensitive liabilities) has increased from ($12,756,000) at December 31, 1998 to ($16,350,592) at June 30, 1999 primarily due to the increase in longer terms loans and a decrease in investments and federal funds maturing with one year. Also, an increase in certificates of deposits maturing within one year has increased the cumulative GAP position.

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

Year 2000 Issue

     The Bank has identified theYear 2000 issue as a priority item. The Bank has dedicated significant resources, mainly manpower, to the resolution of this issue. During 1998 and the first six months of 1999, the Bank hasformulated a plan and is taking action with the goal that all impacted systems will be compliant.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
================================================================================

The Year 2000 Issue (continued)

     The Bank has outsourced a portion of its data processing. Management has contacted all related vendors and requested written confirmation that their respective products are Year 2000 compliant. Management evaluated and tested the internal data processing systems to ensure compliance. Testing of these systems has been completed with the results of these testings and monthly updates presented to the Board.

     The Bank has contacted significant commercial customers regarding their status on the Year 2000 issue in an attempt to avoid any negative impact on the quality of the loan portfolio.

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

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                                OTHER INFORMATION
================================================================================

ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the six months ended June 30, 1999.

ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the six months ended June 30, 1999.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the six months ended June 30, 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Huron National Bancorp, Inc. was held on April 28, 1999. Elected as Directors for terms to expire in 2002 were Leon Delekta, Lynwood Lamb and Louis Dehring. Continuing Directors include Ervin Nowak, Marvin Beatty, Eugene McLean, Michael Cahoon, Donald Hampton and John Tierney. There were no other matters submitted to vote.

ITEM 5 - OTHER INFORMATION

No other information to report during the six months ended June 30, 1999.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the six months ended June 30, 1999.

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

                          HURON NATIONAL BANCORP, INC.


                      By:  /s/ Michael L. Cahoon
                           Michael L. Cahoon
                           President and Chief Executive Officer
                      Dated: 8/11/99


                      By:  /s/ Paulette D. Kierzek
                           Paulette D. Kierzek
                           Chief Financial Officer
                      Dated: 8/11/99
                                                                              13