Form 10QSB
period 1999-09-30
HURON NATIONAL BANCORP INC
filed 1999-11-10
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1999

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


  $10.00 par value of common stock        62,500 shares as of November 5, 1999
             (Class)                                  (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS
================================================================================


PART I  FINANCIAL INFORMATION

ITEM 1  Consolidated Balance Sheet (Unaudited)
          September 30, 1999.................................................. 2

        Consolidated Statements of Income and Comprehensive Income (Unaudited)
          Nine months ended September 30,1999 and 1998........................ 3

        Consolidated Statements of Cash Flows (Unaudited)
          Nine months ended September 30, 1999 and 1998....................... 4

        Notes to the Consolidated Financial Statements (Unaudited)............ 5



ITEM 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................... 6



PART II OTHER INFORMATION

        Item 1 - Legal Proceedings............................................11

        Item 2 - Changes in Securities........................................11

        Item 3 - Defaults upon Senior Securities..............................11

        Item 4 - Submission of Matters to a Vote of Security Holders..........11

        Item 5 - Other Information............................................11

        Item 6 - Exhibits and Reports on Form 8-K.............................11

        Index to Exhibits.....................................................12

        Signatures............................................................13

        Financial Data Schedule...............................................14

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
================================================================================

                                                                                   Sept 30,
ASSETS                                                                               1999
                                                                                     ----
    Cash and due from banks                                                     $    2,393,653
    Federal funds sold                                                                       0
                                                                                --------------
              Cash and cash equivalents                                              2,393,653

    Securities available for sale                                                    5,355,909
    Securities held to maturity                                                        488,364
                                                                                --------------
              Total investment securities                                            5,844,273
    Loans
        Commercial                                                                   3,924,644
        Real Estate                                                                 14,726,816
        Installment                                                                  7,397,785
                                                                                --------------
               Total Loans                                                          26,049,245
        Allowance for loan losses                                                     (184,331)
                                                                                --------------
           Net loans                                                                25,864,914
    Bank premises and equipment - net                                                  453,240
    Accrued interest receivable                                                        280,699
    Other assets                                                                        86,889
                                                                                --------------
              Total Assets                                                      $   34,923,668
                                                                                ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                               $    4,098,188
        Interest-bearing transaction accounts                                        3,356,770
        Savings                                                                      7,486,151
        Time                                                                        16,491,513
                                                                                --------------
              Total deposits                                                        31,432,622
                                                                                --------------
    Accrued interest payable                                                            68,557
    Other liabilities                                                                  205,708
                                                                                --------------
              Total liabilities                                                     31,706,887
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                                625,000
    Additional paid in capital                                                         625,000
    Retained earnings                                                                1,999,042
    Net unrealized gain on securities
      available for sale, net of income tax                                            (32,261)
                                                                                --------------
              Total shareholders' equity                                             3,216,781
                                                                                --------------
                 Total liabilities and shareholders' equity                     $   34,923,668
                                                                                ==============

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
================================================================================

                                                              Three Months Ended                        Nine Months Ended
                                                          Sept 30,            Sept 30,           Sept 30,           Sept 30,
Interest Income                                             1999                1998               1999               1998
                                                            ----                ----               ----               ----
    Loans, including fees                              $   560,097         $   513,341         $1,618,103         $1,455,553
    Federal funds sold                                       4,933              16,475             47,511             76,165
    Securities:
      Taxable                                               74,516              66,556            224,230            146,651
      Tax exempt                                            12,417              20,158             40,012            128,885
      Other                                                    562                 562              1,688              1,688
                                                       -----------         -----------         ----------          ---------
        Total interest income                              652,525             617,092          1,931,544          1,808,942

Interest Expense
    Deposits                                               299,744             290,141            887,967            853,158
                                                       -----------         -----------         ----------          ---------
Net Interest Income                                        352,781             326,951          1,043,577            955,784

Provision for Loan Losses                                    3,000               3,000              9,000             18,000
                                                       -----------         -----------         ----------          ---------
Net Interest Income After
   Provision for Loan Losses                               349,781             323,951          1,034,577            937,784

Non-Interest Income
    Service charges                                         20,205              20,809             62,142             64,799
    Other                                                   10,324              15,130             28,648             33,162
                                                       -----------         -----------         ----------          ---------
        Total non-interest income                           30,529              35,939             90,790             97,961
                                                       -----------         -----------         ----------          ---------
Non-Interest Expense
    Salaries and benefits                                  121,647             109,859            351,254            325,261
    Premises and equipment                                  34,139              33,051            101,115             98,872
    Legal and accounting fees                               16,409              16,558             49,643             44,734
    Other operating expense                                 58,818              58,394            176,450            172,321
                                                       -----------         -----------         ----------          ---------
        Total non-interest expense                         231,013             217,862            678,462            641,188
                                                       -----------         -----------         ----------          ---------
Income Before Income Tax                                   149,297             142,028            446,905            394,557

Provision for Income Tax                                    46,275              42,244            139,161            115,619
                                                       -----------         -----------         ----------          ---------
Net Income                                              $  103,022          $   99,785          $ 307,744          $ 278,938
                                                       ===========         ===========         ==========          =========
Other Comprehensive Income                              $   (6,665)         $   10,054          $ (44,160)         $   9,907
                                                       ===========         ===========         ==========          =========
Comprehensive Income                                    $   96,357          $  109,839          $ 263,584          $ 288,845
                                                       ===========         ===========         ==========          =========
Basic Earnings Per Share                                $     1.65          $     1.60          $    4.92          $    4.46
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

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                          Nine Months Ended
                                                                                    Sept 30,              Sept 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                 1999                  1998
                                                                                     ----                  ----
    Net income                                                                  $   307,744           $   278,938
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                40,941                39,546
        Net premium amortization and discount accretion on securities               181,628                96,397
        Provision for loan losses                                                     9,000                18,000
        Increase/(decrease) in cash from change in assets and liabilities:
            Other assets and interest receivable                                     27,570                29,922
            Other liabilities and interest payable                                  (23,753)               74,837
                                                                                -----------           -----------
                Net cash from operating activities                                  543,130               537,640
                                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                 (1,997,513)             (555,579)
       Maturities                                                                   800,000             1,000,000
   Held-to-maturity securities:
       Purchases                                                                                         (501,852)
       Maturities                                                                   667,000               815,000
    Net increase in loans                                                        (2,495,189)           (3,134,124)
    Purchase of property and equipment                                              (22,286)               (9,413)
                                                                                -----------           -----------
                Net cash from (used in) investing activities                     (3,047,988)           (2,385,968)
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase/(decrease) in deposit accounts                                      22,092               852,598
                                                                                -----------           -----------
                Net cash from financing activities                                   22,092               852,598
                                                                                -----------           -----------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               (2,526,950)             (995,730)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                             4,920,603             4,391,051
                                                                                -----------           -----------

  END OF PERIOD                                                                 $ 2,393,653           $ 3,395,321
                                                                                ===========           ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                  $   893,139           $   843,661
      Federal income tax                                                        $   198,969           $    79,304

Non-cash transfer from loans to other real estate                                                     $    23,448
Non-cash transfer from held-to-maturity securities to
      available-for-sale securities                                             $ 2,294,050

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

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1999, and the results of operations for the nine month periods ended September 30, 1999 and 1998.

3. During the nine month period ended September 30, 1999, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was a decrease of $44,160. Held to maturity securities in the amount of $2,294,050 were transferred into the classification of available-for-sale securities. There were no sales of held to maturity securities. The aggreate estimated fair value of securities held to matuity as of September 30, 1999 was $493,156.

4. Loans past due ninety days or more, nonaccruals and restructured loans decreased by approximately $22,549 during the nine months ended September 30, 1999 to $6,733. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of September 30, 1999, the Bank had outstanding commitments to make loans totaling $1,399,675 and outstanding letters of credit of $180,413.

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

Summary of Financial Position

     Total assets at September 30, 1999 increased from December 31, 1998 by 0.56%, or $194,989. This increase primarily was the result of an increase in loans of $2,486,189 offset by a decrease in cash and due from banks and Federal Funds Sold of $2,526,950 from December 31, 1998. Since loans increased the net loan to deposit ratio increased from 74.33% at December 31, 1998 to 82.29% at September 30, 1999. The allowance for loan losses was increased by $5,084.

     During the first nine months of 1999, the Bank has seen a decrease in total deposits of 0.07% or $22,092, primarily in interest bearing transaction accounts. This decrease was offset by an increase in savings and time deposits as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial insitutions in Presque Isle County.

Results of Operations

     Net income for the nine months ended September 30, 1999 totaled $307,744 compared to $278,938 for the nine months ended September 30, 1998, an increase of $28,806. The increase is primarily the result of an increase in interest income of $122,602.

     The Bank is required to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of September 30, 1999 and 1998, total comprehensive income was $263,584 and $288,845, respectively.

     The provision for loan losses for the nine month periods ended September 30, 1999, and 1998 was $9,000 and $18,000, respectively. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------


Results of Operations (continued)

     Non-interest income for the nine months ended September 30, 1999 totaled $90,790 compared to $97,961 in 1998. The decrease was primarily related to lower fee income from service charges on returned checks, early redemption penalties and coin and currency fees.

     Non-interest expense for the nine months ended September 30, 1999 totaled $678,462 compared to $641,188 at September 30, 1998. There was an increase of $25,993 in salaries and benefits due to the hiring of additional employees.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 31.2% and 29.3% for the nine month periods ended June 30, 1999 and 1998, respectively. This increase between periods is primarily the result of higher net income and a decrease in the proportion of net income derived from tax exempt securities.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income of $87,793 for the nine months ended September 30, 1999 over the comparable prior year period mainly due to increased volume in interest earning assets and interest bearing liabilities. The rate earned on interest earning assets and the rate paid on interest bearing liabilities decreased 19 basis points and 15 basis points over the nine months ended September 30, 1999. Asset rates have declined overall, and liability growth was centered in lower yielding, short-term certificates of deposits and rates on transaction, savings and time accounts have also
increased.   Loan  volume  continues  to  increase,   accounting  for  the  most
significant portion of growth to interest income. The net yield on interest earning assets declined only slightly from 4.50% to 4.48% for the nine month periods. The increased overall volume offset by a decline in non-taxable securities increased the net interest income by $106,287 on a fully tax equivalent basis.

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

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At September 30, 1999 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of Septmber 30, 1999, the Bank's actual capital levels and minimum required levels are:

                                                                                                          Minimum Required To
                                                                                  Minimum Required        Be Well Capitalized
                                                                                     For Capital        Under Prompt Corrective
                                                             Actual               Adequacy Purposes        Action Regulations
                                                             ------               -----------------        ------------------
                     (In Thousands)                    Amount       Ratio        Amount        Ratio       Amount       Ratio
                     --------------                    ------       -----        ------        -----       ------       -----
          Total capital (to risk weighted assets)      $3,429       14.52%       $1,889        8.00%       $2,362       10.00%
          Tier 1 capital (to risk weighted assets)      3,245       13.74%          945        4.00%        1,417        6.00%
          Tier 1 capital (to average assets)            3,245        9.11%        1,424        4.00%        1,780        5.00%

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

     The Bank's cumulative 1 year GAP position (rate sensitive assets less rate sensitive liabilities) has increased from ($12,756,000) at December 31, 1998 to ($15,161,734) at September 30, 1999 primarily due to the increase in longer terms loans and a decrease in investments maturing within one year. Also, an increase in certificates of deposits maturing within one year has increased the cumulative GAP position.

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

Year 2000 Issue

     The Bank has identified theYear 2000 issue as a priority item. The Bank has dedicated significant resources, mainly manpower, to the resolution of this issue. During 1998 and the first nine months of 1999, the Bank has formulated a plan and is taking action with the goal that all impacted systems will be compliant.

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

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                                OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the nine months ended September 30, 1999.


ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the nine months ended September 30, 1999.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the nine months ended September 30, 1999.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Huron National Bancorp, Inc. was held on April 28, 1999. Elected as Directors for terms to expire in 2001 were Leon Delekta, Lynwood Lamb and Louis Dehring. Continuing Directors include Ervin Nowak, Marvin Beatty, Eugene McLean, Michael Cahoon, Donald Hampton and John Tierney. There were no other matters submitted to vote.


ITEM 5 - OTHER INFORMATION

No other information to report during the nine months ended September 30, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.
2. Reports on Form 8-K. No reports on Form 8-K were filed for the nine months ended September 30, 1999.

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



                                       HURON NATIONAL BANCORP, INC.




                                       By: /s/ Michael L. Cahoon
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                           Dated: 11/09/99


                                       By: /s/ Paulette D. Kierzek
                                           Paulette D. Kierzek
                                           Chief Financial Officer
                                           Dated: 11/09/99