Form 10KSB
period 1999-12-31
HURON NATIONAL BANCORP INC
filed 2000-03-29
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 1999 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from __________ to __________

                         Commission File Number 0-19181

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by "non-affiliates" of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) as of March 17, 2000, was approximately $1,775,680, based on market price of $40.00 per share.

As of March 17, 2000, there were outstanding 62,500 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 2000, are incorporated by reference into Part III of this Form 10-KSB Report.

                                     PART-I
ITEM 1 - BUSINESS

GENERAL

The Registrant, Huron National Bancorp, Inc. (hereinafter referred to as the "Registrant"), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was formed for the purpose of enabling Huron National Bank (hereinafter referred to as the "Bank") to form a one-bank holding company. The Bank became a wholly-owned subsidiary of the Registrant on May 8, 1990. The Registrant's only subsidiary and significant asset as of December 31, 1999 is the Bank. The Registrant and its subsidiary operate in the Banking industry, which accounts for substantially all of their assets, revenues and operating income.

The Bank was organized in 1980 under the laws of the United States. Its deposits, to the extent allowed by law, are insured by the Federal Deposit
Insurance Corporation. The Bank's main office is located at 200 East Erie Street, Rogers City, Michigan.

Further discussion of the Registrant's business is presented in the Business section on page 9 in the 1999 Annual Report to Shareholders, incorporated herein by reference.

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

The Bank is subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with the Registrant or a subsidiary. The "covered transactions" that an insured bank and its subsidiaries are permitted to engage in with their nonbank affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of "covered transactions" of the insured bank and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of all "covered transactions: of the insured bank and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured bank. "Covered transactions: are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guaranty, acceptance, or letter of credit for the benefit of an affiliate. Covered transactions must also be collateralized. The Federal Reserve Act

PART-I    ITEM 1 - BUSINESS
further requires that (i) "covered transactions" with affiliates; (ii) asset sales to affiliates; (iii) contractual arrangements with affiliates; (iv) transactions in which an affiliate acts as an agent or broker; and (v) any transaction in which an affiliate has a financial interest or is a participant, must be made: (x) on terms and under circumstances, including credit standards, that are substantially the same as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies; or (y) in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Registrant, to principal shareholders of the Registrant, and to "related interests" of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Registrant or the Bank or a principal shareholder of the Registrant may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

LENDING ACTIVITIES

The Bank is actively engaged in originating within the Bank's market area real estate mortgage loans, commercial loans and installment loans. The Bank's loan portfolio totaled $26,703,817 at December 31, 1999. This represents 72.41% of its total assets. At that date, 57.81% consisted of real estate mortgage loans, 29.53% consisted of installment loans and 12.66% consisted of commercial loans.

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

COMPETITION

The Bank's primary market area consists of Presque Isle County, Michigan where its sole office is located. The Bank encounters strong competition both in the attraction of deposits and the making of real estate and other loans. Huron National Bank is the only remaining community bank located in Rogers City. In addition, the Bank also competes with a total of four other banks that operate branches in Presque Isle County and various money market funds for deposits in the Bank's service area. The principal methods used by the Bank to attract deposit accounts include the variety of services offered, the interest rate offered and the convenience of office location. The Bank's competition for real estate and other loans comes from these same financial insititutions. The Bank competes for loans through interest rates, loan maturities, loan fees and the quality of service extended to borrowers.

In addition to the financial institutions which have offices in Presque Isle County, the Bank competes with several commercial banks and savings and loans institutions in surrounding counties, many of which are larger than the Bank.

Further discussion of the Registrant's business is presented in the Business section on page 9 in the 1999 Annual Report to Shareholders incorporated herein by reference.

I.   STATISTICAL DISCLOSURE

     (A)  Distribution of Assets, Liabilities and Shareholders' Equity;
     (B)  Interest Rates and Interest Differential


A  table  and  discussion  of  the  Distribution  of  Assets,   Liabilities  and
Shareholders' Equity and Interest Rates and Interest Differential is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 6 under Analysis of Net Interest Income in the 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.

II.  INVESTMENT PORTFOLIO

     (A) A table of book values of the investment portfolio as of December 31, 1999 and 1998 is set forth in Note 3 on pages 18 and 19 of the 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.

     (B) The following table shows the relative maturities and weighted yields of investments in debt securities at December 31, 1999:

                                                           1 Year or Less        1 Year - 5 Years       5 Years - 10 Years
                                                          Amount      Yield     Amount      Yield      Amount        Yield
    U.S. Treasury securities and obligations of U.S.
       Government, Corporations and Agencies              $ 504,781   5.37%    $ 1,189,810   5.58%     $250,000     6.96%
    States and Municipals (1)                               766,449   6.33%      1,505,939   6.58%
    Mortgage-backed                                                                427,862   5.48%
    Corporate                                               729,601   6.21%
                                                        -----------   -----    -----------   -----     --------     -----
                Totals                                  $ 2,000,831   6.04%    $ 3,123,611   6.05%     $250,000     6.96%
                                                        ===========   =====    ===========   =====     ========     =====

     (1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34%.

III.  LOAN PORTFOLIO

     (A) A table and discussion of the loan portfolio as of December 31, 1999 and 1998 is in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 under Loans and Loan Review Process and in Notes 1 and 4 on pages 17 and 19, respectively, in the 1999 Annual Report to Shareholders, incorporated herein by reference.

     (B) The following table sets forth the remaining maturity of commercial loans at December 31, 1999 according to scheduled repayments of principal.

                                   1 Year or Less       1 - 3 Years      Total
           Commercial loans(1)       $3,284,678           $96,420     $3,381,098

     (1) These loans are disclosed at their contractual maturity, however, a significant number of loans are rolled over at maturity. These rollovers occur because contractual maturity is short-term and provides management the ability to frequently review the customers' credit worthiness.

     (C)  (1)  Nonaccrual, Past Due and Restructured Loans

      The following table sets forth non-performing loans at December 31:

                                                                                 1999            1998
                                                                                 ----            ----
          Loans accounted for on a nonaccrual basis                             $78,643         $28,855
          Aggregate amount of loans ninety days or more past due
              (excludes loans on nonaccrual status above)                                           479
          Troubled debt restructuring where terms have been
              renegotiated  to provide a reduction or deferral of
              interest or principal because of a deterioration in
              the  financial  position of the borrower  (excludes
              nonaccrual and loans
              past due ninety days or more above)                                 2,965         135,484
                                                                                -------        --------
                Total non-performing loans                                      $81,608        $164,818
                                                                                =======        ========
          Ratio for allowance for loan losses to non-performing loans             2.23x           1.09x

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

          (3) There were no foreign loans outstanding as of December 31, 1999 and 1998.

          (4) There are no concentrations of loans exceeding 10% of total loans which are not already disclosed as a category at December 31, 1999.

     (D) As of December 31, 1999, there were no other interest-bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or
          (C)(2) of the Loan Portfolio listing if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                         1999            1998
                                                                         ----            ----
    Balance of allowance for loan losses at the beginning of year:      $179,247        $180,631
    Charge-offs:             Commercial loans                                             16,873
                             Real estate loans
                             Installment loans                            13,451           7,843
                                                                       ---------       ---------
                                  Total charge-offs                       13,451          24,716

    Recoveries:              Commercial loans                              1,582           1,208
                             Real estate loans
                             Installment loans                             2,573           1,124
                                                                       ---------       ---------
                                  Total recoveries                         4,155           2,332

                                                                    1999             1998
                                                                    ----             ----
              Net loans charged-off                                    9,296          22,384
         Additions to allowance charged to operating expense          12,000          21,000
                                                                 -----------     -----------
              Balance at end of year                               $ 181,951       $ 179,247
                                                                 ===========     ===========
         Average gross loans outstanding                          24,734,000      21,680,000
         Percent of net charge-offs during the period
            to average gross loans outstanding                         0.04%           0.10%

          Further discussion of the provision and allowance for loan losses as well as non-performing loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 under Loans and Loan Review Process and in Notes 1, 4 and 5 on pages 16, 19 and 20 in the 1999 Annual Report to Shareholders, incorporated herein by reference.

     (B) The following table presents an allocation of the allowance for loan losses to the various loan categories for each year ended December 31:

                                                   1999                                   1998
                                                   ----                                   ----
                                         Allowance        % of Loans to         Allowance     % of Loans to
                                          Amount            Total Loans          Amount        Total Loans
                                          ------            -----------          ------        -----------
       Commercial                        $ 14,854              12.66%            $ 22,975        13.31%
       Real estate                         14,765              57.81%              25,949        56.60%
       Installment                         15,814              29.53%              11,295        30.09%
       Unallocated                        136,518                                 119,028
                                        ---------            --------           ---------       -------
            Total                       $ 181,951             100.00%           $ 179,247       100.00%
                                        =========            ========           =========       =======

V.   DEPOSITS

     (A) The following table sets forth average deposit balances and the weighted average rate paid for the years ended December 31:

                                                                   1999                                     1998
                                                                  Average                                  Average
                                                        Balance           Rate                   Balance           Rate
                                                        -------           ----                   -------           ----
         Demand Deposits                               $ 4,058,765        0.00%                 $ 3,936,969        0.00%
         Interest-bearing
            demand deposits                              4,138,297        2.24%                   3,968,654        2.84%
         Savings                                         7,219,987        2.25%                   6,705,744        2.50%
         Time deposits under $100,000                   14,714,172        5.70%                  13,375,154        5.49%
         Time deposits over $100,000                     1,879,102        5.06%                   1,927,264        5.33%
                                                      ------------      -------                ------------       ------
              Total                                   $ 32,010,323        3.72%                $ 29,913,785        3.74%
                                                      ============      =======                ============       ======

     (B) The following table summarizes carrying balances of time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1999:

                          Three months or less                                    $ 1,745,000
                          Over three months through twelve months                     737,000
                          Over one year                                               100,000
                                                                                  -----------
                               Total                                              $ 2,582,000
                                                                                  ===========

                                                                           1999         1998
                                                                           ----         ----
              Net Income to average assets                                 1.18%        1.15%
              Net Income to average shareholders' equity                  13.32%       13.28%
              Cash dividend payout ratio                                  29.80%       29.59%
              Average shareholders' equity to average total assets         8.89%        8.66%

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

     The  following  sets  forth  certain   information   with  respect  to  the
     Registrant's executive officers as of December 31, 1999:

                                                                                                First Elected
              Name (age)                           Position with Registrant                 Officer of the Registrant
              ----------                           ------------------------                 -------------------------
              Ervin Nowak (68)                     Chairman                                        1990
              Michael L. Cahoon (66)               President and Chief Executive Officer           1990
              Paulette D. Kierzek (50)             Chief Financial Officer                         1990

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

ITEM 3 - PENDING LEGAL PROCEEDINGS

     NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information for this item appears on page 2 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item appears on pages 3 through 9 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements appear on pages 11 to 25 in the Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated herein by reference:

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART-III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item appears under the headings "Election of Directors"; "List of Directors and Nominees for Election as Directors"; and "Committees of the Board of Directors" in the Registrant's 2000 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to "Additional Item" under Part I of this Form 10-KSB Report on page 6.

ITEM 10 - EXECUTIVE COMPENSATION

Information for this item appears under the heading of "Summary Compensation Table" in the Registrant's 2000 Proxy Statement as filed with the Commission, incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item appears under the headings of "Principal Holders of Securities"; and "Voting Securities and Beneficial Ownership of Directors and Officers" in the Registrant's 2000 Proxy Statement as filed with the Commission, incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item appears under the heading of "Other Transactions" in the Registrant's 2000 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to Note 4 of the Companys' Financial Statements filed under Item 7 of this Report.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     3.  Exhibits
               Reference is made to the Exhibit Index on page 10 of this report.

 (b)  Report on Form 8-K
         No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2000.


                          HURON NATIONAL BANCORP, INC.


/s/ Michael L. Cahoon                              /s/ Paulette D. Kierzek
Michael L. Cahoon                                  Paulette D. Kierzek
President and Chief Executive Officer              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 17, 2000.

/s/ Ervin Nowak                                     /s/ Lynwood Lamb
Ervin Nowak                                         Lynwood Lamb
Chairman of the Board                               Director

__________________________________                  /s/ Leon Delekta
Marvin Beatty                                       Leon Delekta
Vice Chairman of the Board                          Director

__________________________________                  /s/ Michael L. Cahoon
Eugene McLean                                       Michael L. Cahoon
Director                                            Director, President and CEO

/s/ Donald Hampton                                  ____________________________
Donald Hampton                                      Louis Dehring
Director                                            Director

/s/ John Tierney
John Tierney
Director

/s/ Dale L. Bauer
Dale L. Bauer                                       Paulette D. Kierzek
Vice President                                      Cashier

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

          13        Annual Report for the year ended December 31, 1999.

                    The consolidated financial statements and notes related thereto appear on pages 11 - 25, and the other financial information on page 1 in the Annual Report to Shareholders are incorporated by reference in this Form 10-KSB Report. With the exception of these statements and information, the Annual Report to Shareholders for the year ended December 31, 1999, is not deemed filed as part of this Form 10-KSB Report.

          21        List of Subsidiary on page 11.

          27        Financial Data Schedule on page 12.

EXHIBIT 13

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS
--------------------------------------------------------------------------------



SELECTED FINANCIAL DATA...................................................   1



TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER..........................   2



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.....................................   3



BUSINESS..................................................................   9



DIRECTORS AND EXECUTIVE OFFICERS..........................................  10



CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Auditors.......................................  11

     Consolidated Balance Sheets..........................................  12

     Consolidated Statements of Income....................................  13

     Consolidated Statements of Changes in Shareholders' Equity...........  14

     Consolidated Statements of Cash Flows................................  15

     Notes to the Consolidated Financial Statements....................... 16-25

                          HURON NATIONAL BANCORP, INC.
                             SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                              For the Year Ended December 31,
SUMMARY OF OPERATIONS                                 1999             1998              1997             1996             1995
---------------------                                 ----             ----              ----             ----             ----
     Total interest income                        $ 2,595,526      $ 2,445,180       $ 2,308,579      $ 2,195,890      $ 1,990,838
     Total interest expense                         1,189,450        1,151,318         1,117,854        1,075,226          870,052
                                                  -----------     ------------      ------------     ------------     ------------
     Net interest income                            1,406,076        1,293,862         1,190,725        1,120,664        1,120,786
     Provision for loan losses                         12,000           21,000            36,000           36,000           33,500
                                                  -----------     ------------      ------------     ------------     ------------
     Net interest income after provision
       for loan losses                              1,394,076        1,272,862         1,154,725        1,084,664        1,087,286
     Noninterest income                               119,945          132,034           135,432          147,347          181,258
     Noninterest expense                              905,009          865,599           818,870          786,566          823,719
                                                  -----------     ------------      ------------     ------------     ------------
     Income before income tax                         609,012          539,297           471,287          445,445          444,825
     Provision for income tax                         189,493          159,097           133,356          138,507          138,618
                                                  -----------     ------------      ------------     ------------     ------------

          NET INCOME                                $ 419,519        $ 380,200         $ 337,931        $ 306,938        $ 306,207
                                                  ===========     ============      ============     ============     ============


AVERAGE SHARES OUTSTANDING                             62,500           62,500            62,500           62,500           62,500
--------------------------

PER SHARE DATA
--------------
     Basic and diluted earnings                        $ 6.71           $ 6.08            $ 5.41           $ 4.91           $ 4.90
     Cash dividends                                      2.00             1.80              1.60             1.50             1.25
     Book value, end of year                            51.00            47.25             42.85            39.03            35.76

TOTAL AVERAGE EQUITY (000's)                          $ 3,148          $ 2,864           $ 2,493          $ 2,363          $ 2,141
----------------------------

TOTAL AVERAGE ASSETS (000's)                         $ 35,418         $ 33,061          $ 31,238         $ 29,661         $ 26,395
----------------------------

RATIOS
------
     Return on average total assets                     1.18%            1.15%             1.08%            1.03%            1.16%
     Average shareholders' equity to average
       total assets*                                    8.89%            8.66%             7.98%            7.97%            8.11%
     Return on average shareholders' equity*           13.32%           13.28%            13.56%           12.99%           14.30%
     Dividend payout ratio (dividends divided
       by net income)                                  29.80%           29.59%            29.59%           30.54%           25.51%

PERIOD END TOTALS (000's)
-------------------------

     Total assets                                    $ 36,879         $ 34,729          $ 31,615         $ 30,292         $ 27,752
     Total loans                                       26,704           23,558            19,854           19,186           17,721
     Total deposits                                    33,447           31,455            28,712           27,594           25,277
     Shareholders' equity                               3,188            2,953             2,678            2,440            2,235

* Average shareholders' equity includes net average unrealized gain/loss on securities available for sale.

                TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER

There is no established trading market in the Company's common stock. Such sales generally occur in Presque Isle County, Michigan. The following table summarizes sales the Company has knowledge of occurring during the last two years. Where known, the average sales price is given. Because the shares are sold infrequently and not on any exchange, the numbers shown cannot necessarily be considered to be an accurate reflection of true market value.

                                             1999                                         1998
                                             ----                                         ----
                                 Number of         Average Price            Number of            Average Price
                                  Shares             Per Share               Shares               Per Share
                                  ------             ---------               ------               ---------
         First Quarter          75                  $40.00                    50                 Price Unknown

         Second Quarter         100                 $40.00                    25                   $40.00
                                180                 $38.00                   150                   $39.00

         Third Quarter          56                  $38.00                    50                   $38.00
                                20                  $42.00

         Fourth Quarter         10                  Price Unknown             10                   $40.00
                                 1                  $38.00

As of December 31, 1999, the Company's shareholder list reflected approximately 622 shareholders of record and there were 62,500 shares of common stock issued and outstanding.

Dividends declared per share were $2.00 and $1.80 during 1999 and 1998, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


This section presents information relevant to understanding and assessing the consolidated financial condition and results of operations of Huron National Bancorp, Inc. and its wholly-owned subsidiary, Huron National Bank. This discussion should be read in conjunction with the consolidated financial statements and related footnotes contained elsewhere in this report.


SUMMARY
Net income of $419,519 was reported in 1999 compared to net income of $380,200 in 1998 and $337,931 in 1997. Basic and diluted earnings per share was $6.71 in 1999 compared to $6.08 in 1998 and $5.41 in 1997. For 1999, return on average assets and average equity equaled 1.18% and 13.32%, respectively. This compares to 1.15% and 13.28% in 1998 and 1.08% and 13.56% in 1997.

As of year-end, total assets were $36,879,034, an increase of $2,150,355 or 6.19% over December 31, 1998. Total loans increased $3,145,845 at December 31, 1999 when compared to December 31, 1998, while securities decreased $260,616 and cash and cash equivalents decreased by $685,846 for the same period. These increases were funded by growth in customer deposits. In total, the Bank's deposits increased from $31,454,714 in 1998 to $33,447,444 in 1999, with time deposits growth of $726,084 and interest bearing transaction accounts of $643,613. Customers are now committing funds for extended periods of time.

Shareholders' equity as a percent of assets increased to 8.64% at December 31, 1999 compared to 8.50% for December 31, 1998. This is the result of the Company's earnings keeping pace with asset growth.


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

The following table summarizes the increases in net interest income.

         Net Interest Income
          (In thousands; fully taxable equivalent basis)           1999              1998             1997
        ------------------------------------------------           ----              ----             ----
        Interest Income                                          $ 2,595            $ 2,487            $ 2,354
        Interest Expense                                           1,189              1,151              1,118
                                                               ---------          ---------         ----------

        Net Interest Income                                      $ 1,406            $ 1,336            $ 1,236
                                                               =========          =========         ==========

        Increase in Net Interest Income                             $ 70              $ 100               $ 90
        Percent Increase of Net Interest Income                    5.24%              8.00%              7.88%

The two variables that have the most significant effect on the change in the net interest income are volume and rate. Below is a chart which illustrates the impact of changes in these two important variables for 1998 and 1997.

  Change in Net                                                1999 Over 1998                           1998 Over 1997
  Interest Income (1)                                          Change Due to:                           Change Due to:
     (In thousands; fully taxable equivalent basis)    Volumes       Rate         Total        Volume         Rate         Total
  -------------------------------------------------    -------       ----         -----        ------         ----         -----
  Interest Income
       Loans                                           $  259        $ (50)        $ 209        $ 177         $ (31)       $ 146
       Taxable securities                               $  31           (9)        $  22          (28)            2          (26)
       Tax-exempt securities                              (46)           0           (46)         (16)            4          (12)
       Federal funds sold and other                       (39)         (12)          (51)          25             0           25
                                                      -------        -----         -----        -----         -----        -----
           Total Interest Income                          205          (71)          134          158           (25)         133
                                                      -------        -----         -----        -----         -----        -----

  Interest Expense
       Interest bearing DDA                                 7          (21)          (14)          (1)           (5)          (6)
       Savings                                             12          (16)           (4)           4            (5)          (1)
       Time deposits                                       64          (48)           16           70           (30)          40
                                                      -------        -----         -----        -----         -----
            Total Interest Expense                         83          (85)           (2)          73           (40)          33
                                                      -------        -----         -----        -----         -----        -----
  Net Interest Income                                   $ 122         $ 14         $ 136         $ 85          $ 15          100
                                                      =======        =====         =====        =====         =====

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

Interest Rate Spread and Net
   Yield on Earning Assets                        1999                        1998             1997
   (In Thousands)                     Average                     Average                     Average
Assets                                Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest  Rate
                                     ---------- --------- ------- --------- --------- ------- --------- --------- -----
  Loans                               $ 24,538   $ 2,200   8.97%  $ 21,662   $ 1,991   9.19%  $ 19,744   $ 1,845   9.35%
  Taxable securities                     4,903       292   5.96%     4,384       270   6.15%     4,837       296   6.12%
  Tax-exempt securities (fully
     taxable equivalent basis)           1,099        77   7.03%     1,750       123   7.02%     1,974       135   6.84%
  Federal funds sold and other           1,090        52   4.77%     1,891       103   5.45%     1,425        78   5.47%
                                      --------   -------   ----    -------   -------   -----   -------    ------   -----
     Total interest earning             31,630     2,621   8.29%    29,687     2,487   8.38%    27,980     2,354   8.41%
                                      --------   -------   -----   -------   -------   -----   -------    ------   -----

  Cash and due from banks                2,996                       2,725                       2,635
  Other assets, net                        792                         649                         623
                                    ----------                  ----------                  ----------
      Total Assets                    $ 35,418                    $ 33,061                    $ 31,238
                                    ==========                  ==========                  ==========

Liabilities
  Interest bearing DDA's               $ 4,227        93   2.20%   $ 3,968       107   2.70%   $ 4,021       113   2.80%
  Savings                                7,220       162   2.24%     6,706       166   2.48%     6,546       167   2.56%
  Time deposits                         16,491       894   5.42%    15,329       878   5.73%    14,124       838   5.93%
                                     --------- --------- ------- --------- --------- ------- --------- --------- -------
     Total interest bearing             27,938     1,149   4.11%    26,003     1,151   4.43%    24,691     1,118   4.53%
                                     --------- --------- ------- --------- --------- ------- --------- --------- -------

  DDA's                                  4,053                       3,911                       3,684
  Other liabilities                        279                         283                         370
  Shareholders' equity                   3,148                       2,864                       2,493
                                     ---------                   ---------                   ---------
       Total liabilities
          and equity                  $ 35,418                    $ 33,061                    $ 31,238
                                     =========                   =========                   =========

       Net Interest Income (fully                $ 1,472                     $ 1,336                     $ 1,236
         taxable equivalent basis)               =======                     =======                     =======

       Net yield on interest
         earning assets                                    4.65%                       4.50%                       4.42%
                                                           =====                       =====                       =====

       Net interest spread                                 4.18%                       3.95%                       3.88%
                                                           =====                       =====                       =====

       Interest earning assets/
          interest bearing liabilities                     1.13x                       1.14x                       1.13x

Non-Interest Income

The Company recorded noninterest income of $119,945, a decrease of $12,089 or (9.16)% from $132,034 in 1998. This decrease was attributable to a reduction in service charges on returned checks, non-sufficient funds and other service fees in 1999.

Non-Interest Expense

During 1999, noninterest expense increased by $39,410 or 4.55% from $865,599 in 1998 to $905,009 in 1999. The increases included $33,299 in salaries & benefits which included contributions to the SEP Plan and the normal increase in salaries. The other increases include $4,134 in Premises & Equipment and $2,323 in Legal and Accounting Fees.

Provision for Income Taxes

The provision for income taxes was $189,493 in 1999 compared to $159,097 in 1998, an increase of $30,396 or 19.11%. The effective tax rate, derived by dividing applicable income tax expense by income before taxes, was 31% in 1999 and 30% in 1998.


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

GAP Analysis

The following table as of December 31, 1999 reflects how management has matched assets to liabilities that mature or have the ability to reprice in the following time frame:

Assets                        0-90 Days        91-365 Days       1 - 3 Years     3 - 5 Years       5 Years +           Total
------                        ---------        -----------       -----------     -----------       ---------           -----
Loans                        $ 1,938,000       $ 2,268,000       $ 4,190,000      $ 9,725,000      $ 8,583,000       $ 26,704,000
Investments                       90,000         1,404,000         1,818,000          742,000        1,248,000          5,302,000
Federal Funds                    600,000                 0                 0                0                0            600,000
                           -------------    --------------   ---------------   --------------    -------------    ---------------
   Total                       2,628,000         3,672,000         6,008,000       10,467,000        9,831,000         32,606,000
                           -------------    --------------    --------------   --------------    -------------    ---------------

Liabilities
Interest-bearing
   transaction accounts        5,178,000                                                                                5,178,000
Savings                        7,367,000                                                                                7,367,000
Certificates of Deposit        4,640,000         3,610,000         6,668,000        2,016,000                          16,934,000
                           -------------    --------------    --------------   --------------    -------------    ---------------
   Total                      17,185,000         3,610,000         6,668,000        2,016,000                0         29,479,000

Asset/(Liabilities) GAP      (14,557,000)           62,000          (660,000)       8,451,000        9,831,000          3,127,000
                           =============    ==============    ==============   ==============    =============    ===============

Cumulative GAP             $ (14,557,000)    $ (14,495,000)    $ (15,155,000)    $ (6,704,000)     $ 3,127,000
                           =============    ==============    ==============   ==============    =============


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

The Bank's cumulative 1 year GAP position increased from ($12,756,000) at December 31, 1998 to ($14,495,000) at December 31, 1999 as a result of a decrease of asset maturities in the investment area. Management believes that the GAP overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing transaction and savings accounts may not reprice on an "instant basis". Management believes liabilities do not need to be repriced as soon as rates begin to move which gives them a "lag time" in the market and for the assets to reprice. It is also their belief that they are in a sufficient position to minimize any adverse effect to the Bank's financial position due to interest rate changes.

Capital

Management attempts to maintain sufficient capital to take advantage of market opportunities, yet provide a fair return to its shareholders.

The National Bank Act places limitations on the ability of the Bank to declare and pay dividends. As a general matter, the Bank may not pay dividends greater than the total of the Bank's net profits for that year combined with its retained net profits of the two preceding years. Further, the Comptroller of the Currency may prohibit the payment of cash dividends where it deems the payment to be an unsafe and unsound banking practice. Under the most restrictive of the dividend restrictions, in 2000 the Bank could pay additional dividends of approximately $562,000 plus 2000 net income to the Holding Company.

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

Non-accrual and loans past due 90 days or more approximated $79,000 or 0.29% of total loans at December 31, 1999 compared to approximately $29,000 or 0.12% a year earlier.

The provision for loan losses was $12,000 in 1999, $21,000 in 1998 and $36,000 in 1997. For the same years, charge-offs, net of recoveries, were $9,296, $22,384 and $30,324, respectively.

The allowance for loan losses is at $181,951 or 0.68% of total loans at December 31, 1999 compared to $179,247 or 0.76% of total loans at year-end 1998. The allowance is consistent with Management's recognition of problem loans along with Management's strategy to emphasize the quality of the loan portfolio. The allowance is considered adequate by Management. (See also Note 1 to the Consolidated Financial Statements)

Effects of Inflation

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

The Bank regularly makes commitments for secured term loans and commitments for lines of credit. These lines of credit are reviewed on an annual basis by the Bank's Board of Directors. However, these commitments are firm only to the extent that the respective borrower maintains a satisfactory credit history and does not represent any unusual credit risk. The Bank had $2,318,500 and $2,308,200 as of December 31, 1999 and 1998 in outstanding lines of credit and commitments to make loans of which $827,922 and $1,041,940 were still available to the respective borrower. Furthermore, the Bank had issued letters of credit totaling $288,248 as of December 31, 1999.

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

As of December 31, 1999, the Bank did not have any foreign sources or applications of funds.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have any material effect upon the Bank's capital expenditures, earnings, or competitive position.

The Bank employed 14 full-time employees and 4 part-time employees at December 31, 1999.

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

DALE L. BAUER
Vice-President of:
  Huron National Bank

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Huron National Bancorp, Inc.
Rogers City, Michigan

We have audited the accompanying consolidated balance sheets of Huron National Bancorp, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huron National Bancorp, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, on July 1, 1999 the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.



                                             /s/ Crowe, Chizek and Company LLP
                                             Crowe, Chizek and Company LLP

HURON NATIONAL BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

ASSETS                                                                             1999                           1998
                                                                                   ----                           ----
    Cash and due from banks                                                      $3,634,757                   $3,220,603
    Federal funds sold                                                              600,000                    1,700,000
           Total Cash and cash equivalents                                        4,234,757                    4,920,603
    Securities available for sale                                                 4,814,098                    2,054,141
    Securities held to maturity
        (Fair value of $490,000 in 1999
          and $3,577,000 in 1998)                                                   487,584                    3,508,157

    Loans                                                                        26,703,817                   23,557,972
        Allowance for loan losses                                                  (181,951)                    (179,247)
           Net loans                                                             26,521,866                   23,378,725

    Bank premises and equipment - net                                               442,326                      471,895
    Accrued interest receivable                                                     265,011                      267,182
    Other real estate owned                                                               0                       21,448
    Other assets                                                                    113,392                      106,528
                                                                               ============                 ============
              Total Assets                                                     $ 36,879,034                 $ 34,728,679
                                                                               ============                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                $3,968,819                   $3,856,217
        Interest-bearing transaction accounts                                     5,177,940                    4,534,327
        Savings                                                                   7,366,913                    6,856,482
        Time                                                                     16,933,772                   16,207,688
              Total deposits                                                     33,447,444                   31,454,714
    Accrued interest payable                                                         70,036                       73,729
    Other liabilities                                                               173,760                      247,039
              Total liabilities                                                  33,691,240                   31,775,482

Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                             625,000                      625,000
    Additional paid in capital                                                      625,000                      625,000
    Retained earnings                                                             1,985,816                    1,691,297
    Accumulated other comprehensive income (loss), net
      of tax of $24,738 in 1999 and ($6,129) in 1998                                (48,022)                      11,900
              Total shareholders' equity                                          3,187,794                    2,953,197
                                                                              =============                 ============
                 Total liabilities and shareholders' equity                    $ 36,879,034                 $ 34,728,679
                                                                              =============                 ============

                             See accompanying notes

HURON NATIONAL BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998, and 1997

                                                                     1999                     1998                   1997
Interest Income                                                      ----                     ----                   ----
    Loans, including fees                                          $ 2,200,281              $ 1,990,859           $ 1,845,367
    Federal funds sold                                                  49,530                  101,184                75,557
    Securities:
      Taxable                                                          292,201                  269,853               296,320
      Tax exempt                                                        51,264                   81,034                89,085
      Other                                                              2,250                    2,250                 2,250
                                                                 -------------            -------------            ----------
        Total interest income                                        2,595,526                2,445,180             2,308,579

Interest Expense
    Deposits                                                         1,189,450                1,151,318             1,117,854
                                                                 -------------            -------------            ----------
Net Interest Income                                                  1,406,076                1,293,862             1,190,725

Provision for Loan Losses                                               12,000                   21,000                36,000
                                                                 -------------            -------------            ----------
Net Interest Income After
   Provision for Loan Losses                                         1,394,076                1,272,862             1,154,725

Non-Interest Income
    Service charges                                                     78,789                   87,855                89,426
    Other                                                               41,156                   44,179                46,006
                                                                 -------------            -------------            ----------
        Total non-interest income                                      119,945                  132,034               135,432

Non-Interest Expense
    Salaries and benefits                                              468,777                  435,478               408,008
    Premises and equipment                                             137,094                  132,960               126,685
    Legal and accounting fees                                           59,049                   56,726                57,915
    Other operating expense                                            240,089                  240,435               226,262
                                                                 -------------            -------------            ----------
        Total non-interest expense                                     905,009                  865,599               818,870

Income Before Income Tax                                               609,012                  539,297               471,287

Provision for Income Tax                                               189,493                  159,097               133,356
                                                                 -------------            -------------            ----------
Net Income                                                           $ 419,519                $ 380,200             $ 337,931
                                                                 =============            =============            ==========

Basic and diluted Earnings Per Share                                    $ 6.71                   $ 6.08                $ 5.41
                                                                 =============            =============            ==========

                             See accompanying notes

HURON NATIONAL BANCORP, INC.

    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the years ended December 31, 1999, 1998, and 1997

                                                                                                     Other
                                                                                                 Comprehensive
                                                                   Additional                      Income (loss),       Total
                                                      Common        Paid In        Retained            Net           Shareholders'
                                                       Stock        Capital        Earnings          Of Tax             Equity
BALANCE AT JANUARY 1, 1997                           $ 625,000     $ 625,000      $ 1,185,666         $ 4,007       $ 2,439,673
    Net income for the year                                                           337,931                           337,931
    Other comprehensive income:
       Net change in unrealized gains (losses)
         on securities available for sale,
         net of tax                                                                                       246               246
                                                                                                                 ---------------
           Total comprehensive income                                                                                   338,177
    Cash dividends ($1.60 per share)                                                 (100,000)                         (100,000)
                                                  ------------- -------------  ---------------  --------------   ---------------

BALANCE AT DECEMBER 31, 1997                           625,000       625,000        1,423,597           4,253         2,677,850
    Net income for the year                                                           380,200                           380,200
    Other comprehensive income:
       Net change in unrealized gains (losses)
         on securities available for sale,
         net of tax                                                                                     7,647             7,647
                                                                                                                 ---------------
           Total comprehensive income                                                                                   387,847
    Cash dividends ($1.80 per share)                                                 (112,500)                         (112,500)
                                                  ------------- -------------  ---------------  --------------   ---------------

BALANCE AT DECEMBER 31, 1998                           625,000       625,000        1,691,297          11,900         2,953,197
    Net income for the year                                                           419,519                           419,519
    Other comprehensive income:
       Net change in unrealized gains (losses)
         on securities available for sale, net of                                                     (59,922)          (59,922)
           reclassification adjustments and tax effects
       Net cumulative effect of adopting
          SFAS No. 133
           Total other comprehensive income (loss)
           Total comprehensive income                                                                                   359,597
    Cash dividends ($2.00 per share)                                                 (125,000)                         (125,000)
                                                  ------------- -------------  ---------------  --------------   ---------------
BALANCE AT DECEMBER 31, 1999                         $ 625,000     $ 625,000      $ 1,985,816       $ (48,022)      $ 3,187,794
                                                  ============= =============  ===============  ==============   ===============


HURON NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1999, 1998, and 1997

CASH FLOWS FROM OPERATING ACTIVITIES                                                  1999               1998               1997
    Net income                                                                     $ 419,519          $ 380,200          $ 337,931
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                 57,443             54,291             45,815
        Net premium amortization and discount accretion on securities                218,911            144,832            133,489
        Provision for loan losses                                                     12,000             21,000             36,000
        Increase/(decrease) in cash from change in assets and liabilities:
            Interest receivable                                                        2,171              3,480            (36,030)
            Other assets and other real estate                                        14,584             24,294            (36,968)
            Interest payable                                                          (3,693)            11,440               (927)
            Other liabilities                                                        (42,412)            80,150            (32,548)
                                                                              ---------------    ---------------    ---------------
                Net cash from operating activities                                   678,523            719,687            446,762
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
        Purchases                                                                 (1,997,513)        (1,070,932)          (988,751)
        Maturities                                                                 1,281,429          1,000,000            750,000
    Held-to-maturity securities:
        Purchases                                                                          0           (501,852)        (1,216,735)
        Maturities                                                                   667,000          1,510,000          1,839,000
    Net increase in loans                                                         (3,155,141)        (3,748,103)          (721,289)
    Purchases of property and equipment, net                                         (27,874)            (9,413)           (73,990)
                                                                              ---------------    ---------------    ---------------
                Net cash used in investing activities                             (3,232,099)        (2,820,300)          (411,765)
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit accounts                                               1,992,730          2,742,665          1,118,039
    Dividends paid                                                                  (125,000)          (112,500)          (100,000)
                                                                              ---------------    ---------------    ---------------
                Net cash from financing activities                                 1,867,730          2,630,165          1,018,039
                                                                              ---------------    ---------------    ---------------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                  (685,846)           529,552          1,053,036
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                              4,920,603          4,391,051          3,338,015
                                                                              ---------------    ---------------    ---------------
  END OF PERIOD                                                                  $ 4,234,757        $ 4,920,603        $ 4,391,051
                                                                              ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                   $ 1,193,143        $ 1,137,543        $ 1,118,781
      Federal income tax                                                             241,169             79,304            169,413

Non cash investing activities
Loans in the amount of $21,448 and $23,448 were transferred to other real estate in 1998 and 1997.
Transferred from held-to-maturity securities to available-for-sale   $ 2,294,050

                             See accompanying notes

HURON NATIONAL BANCORP, INC.


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997

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

     USE OF ESTIMATES ~ To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

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

As of July 1, 1999, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, change in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedged item if not otherwise recorded. As permitted in SFAS No. 133, the Company transferred securities with an amortized cost of $xxxxxxxxxxx and a fair value of $xxxxxxxx from the held to maturity portfolio to the available for sale portfolio. None of these securities were sold during the third quarter of 1999. The Company does not have any derivative instruments nor does the Company have any hedging activities.

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

     EARNINGS PER SHARE ~ Basic earnings per share is computed using the weighted average number of shares oustanding. The number of shares used in the computation of basic earnings per share was 62,500 for all years presented. The Bank did not have any dilutive shares at December 31, 1999, 1998, or 1997.

     SEGMENTS ~ Huron National Bancorp, Inc. and its subsidiary, Huron National Bank, provide a broad range of financial services to individuals and companies in northern Michigan. These services include demand, time and savings deposits; lending; ATM processing; and cash management. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

     COMPREHENSIVE INCOME ~ Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes, which is recognized as a separate component of equity.

     RECLASSIFICATIONS ~ Some items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 2 - CASH AND DUE FROM BANKS

     As of December 31, 1999, the Bank was required to maintain cash balances with the Federal Reserve Bank in the amount of $75,000.

NOTE 3 - SECURITIES

     Securities  have  been  classified  in  the  Consolidated   Balance  Sheets
according to management's intent. The amortized cost of securities and their estimated fair values at December 31 were as follows:

                                                                          Gross              Gross
           1999                                      Amortized          Unrealized        Unrealized
        Securities Available for Sale:                  Cost              Gains             Losses           Fair Value
              U.S. Treasury                            $ 298,944                             $ (2,506)         $ 296,438
              U.S. Agency                              1,645,647                              (39,444)         1,606,203
              Mortgage-backed                            427,862                              (15,252)           412,610
              State and Municipal                      1,784,804                              (14,660)         1,770,144
              Corporate                                  729,601                                 (898)           728,703
                                                  --------------     ------------         ------------     -------------
                                                     $ 4,886,858              $ -           $ (72,760)       $ 4,814,098
                                                  ==============     ============         ============     =============

        Securities Held to Maturity:
              State and Municipal                      $ 487,584          $ 2,726           $                  $ 490,310
                                                  --------------     ------------         ------------     -------------
                                                       $ 487,584          $ 2,726           $ -                $ 490,310
                                                  ==============     ============         ============     =============

                                                                          Gross              Gross
           1998                                      Amortized          Unrealized        Unrealized            Fair
        Securities Available for Sale:                  Cost              Gains             Losses              Value
              U.S. Treasury                           $ 501,457            $ 4,559       $                    $ 506,016
              U.S. Agency                               811,874              1,312              (170)           813,016
                                                   ------------       ------------
             State and Municipal                        249,187              6,188                              255,375
                                                                      ------------
              Corporate                                 473,594              6,140                              479,734
                                                   ------------       ------------       -----------       ------------
                                                    $ 2,036,112           $ 18,199            $ (170)       $ 2,054,141
                                                   ============       ============       ===========       ============

        Securities Held To Maturity:
              Mortgage-backed                          $ 88,620              $ 369       $                     $ 88,989
              State and Municipal                     2,706,410             60,638              (246)         2,766,802
              Corporate                                 713,127              7,670                              720,797
                                                   ------------       ------------       -----------       ------------
                                                    $ 3,508,157           $ 68,677            $ (246)       $ 3,576,588
                                                   ============       ============       ===========       ============

There were no sales of securities during 1999, 1998 or 1997. There were no transfers of securities classified as held to maturity during 1999, 1998 or 1997.

The amortized cost and estimated fair value of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Available for Sale                     Held to Maturity
                                                     Amortized Cost        Fair Value        Amortized Cost     Fair Value
        Due in one year or less                        $ 1,327,769        $ 1,325,730         $ 168,280         $ 168,500
        Due after one year through five years            1,851,959          1,827,320           319,304           321,810
        Due after five years through ten years           1,279,267          1,248,438                 0                 0
                                                     -------------       ------------      ------------      ------------
             Subtotal                                    4,458,995          4,401,488           487,584           490,310
        Mortgage-backed                                    427,862            412,610                 0                 0
                                                     -------------      -------------      ------------      ------------

                  Totals                               $ 4,886,857        $ 4,814,098         $ 487,584         $ 490,310
                                                     =============      =============      ============      ============

Securities available for sale with a carrying value of $298,944 at December 31, 1999 were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS

Loans consist of the following at December 31:

                                                                       1999              1998
                        Commercial                                $ 3,381,098       $ 3,135,530
                        Real estate                                15,435,985        13,333,405
                        Installment                                 7,886,734         7,089,037
                                                               --------------    --------------
                                  Total loans                     $26,703,817       $23,557,972
                                                               ==============    ==============

Certain directors and executive officers of the Company, including associates of such persons, were also loan customers. The following is a summary of the balance and activity of loans to such parties.

                                                                        1999
             Balance - January 1                                     $ 600,442
                  New loans                                            226,088
                  Repayments                                           (69,065)
                                                                  ------------
             Balance - December 31                                   $ 757,465
                                                                  ============

NOTE 5 -  ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                                                              1999              1998               1997
                    Balance at beginning of year                            $ 179,247         $ 180,631         $ 174,955
                    Additions (Deductions)
                         Provision for loan losses                             12,000            21,000            36,000
                         Recoveries credited to allowance                       4,155             2,332             4,905
                         Loans charged-off                                    (13,451)          (24,716)          (35,229)
                                                                          -----------       -----------       -----------
                    Balance at end of year                                  $ 181,951         $ 179,247         $ 180,631
                                                                          ===========       ===========       ===========

During the years 1999 and 1998, the balance of impaired loans was considered to be immaterial.

NOTE 6 - BANK PREMISES AND EQUIPMENT - NET

Bank premises and equipment consist of the following at December 31:

                                                                                         Accumulated         Carrying
                1999                                                     Cost            Depreciation          Value
                Land                                                       $ 60,000                          $ 60,000
                Bank building and improvements                              483,260         $ (226,430)       256,830
                Furniture and equipment                                     468,427           (342,931)       125,496
                                                                    ---------------   ----------------   ------------
                     Total                                              $ 1,011,687         $ (569,361)     $ 442,326
                                                                    ===============   ================   ============

                1998
                Land                                                       $ 60,000                          $ 60,000
                Bank building and improvements                              483,260         $ (212,595)       270,665
                Furniture and equipment                                     446,004           (304,774)       141,230
                                                                    ---------------   ----------------   ------------
                     Total                                                $ 989,264         $ (517,369)     $ 471,895
                                                                    ===============   ================   ============


Provisions for depreciation of $57,443, $54,291, and $45,815, were included in non-interest expense in 1999, 1998 and 1997, respectively.

NOTE 7 - DEPOSITS

The Bank had approximately $2,582,000 and $1,989,000 in time deposits issued in denominations of $100,000 or more as of December 31, 1999 and 1998, respectively. Interest expense on time deposits issued in denominations of $100,000 or more was approximately $95,000, $103,000, and $103,000 in 1999, 1998 and 1997, respectively.

At year-end 1999, stated maturities of time deposits were:

                                   2000                $8,249,963
                                   2001                 5,281,166
                                   2002                 1,386,594
                                   2003                 1,223,671
                                   2004                   792,378
                                                 ----------------
                                                     $ 16,933,772
                                                 ================

Related party deposits totaled $359,614 and $534,135 at year-end 1999 and 1998.

NOTE 8 - INCOME TAX

The provision for federal income tax for the years ended December 31 consists of the following:

                                                                                      1999            1998            1997
              Current expense                                                        $ 180,187        $ 186,242       $ 109,543
              Deferred expense (benefit)                                                 9,306          (27,145)         23,813
                                                                                  ------------     ------------    ------------
                   Provision for income tax                                          $ 189,493        $ 159,097       $ 133,356
                                                                                  ============     ============    ============

Included in other liabilities are deferred tax balances arising from the following items:

                                                                                                           December 31,
              Deferred tax liabilities:                                                               1999             1998
                 Effects of preparing tax return on a cash basis                                      $ (60,582)      $ (48,122)
                 Property and equipment                                                                (101,392)       (105,165)
                 Unrealized gain on securities available for sale                                                        (6,130)
                 Other                                                                                   (4,687)         (2,876)
                                                                                                    -----------     -----------
                                                                                                       (166,661)       (162,293)
              Deferred tax assets:
                 Allowance for loan losses                                                               39,966          39,046
                 Unrealized loss on securities available for sale                                        24,738
                 Other                                                                                      754             482
                                                                                                    -----------     -----------
                                                                                                         65,458          39,528
                                                                                                    -----------     -----------
                        Net deferred tax liability                                                   $ (101,203)     $ (122,765)
                                                                                                    ===========     ===========

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                                                      1999            1998            1997
                          Statutory rate applied to income before taxes              $ 207,064        $ 183,361       $ 160,238

                          Add (deduct)
                             Tax-exempt interest income                                (21,495)         (27,478)        (20,165)
                             Other                                                       3,924            3,214          (6,717)
                                                                                  ------------     ------------     -----------
                                    Provision for income tax                         $ 189,493        $ 159,097       $ 133,356
                                                                                  ============     ============     ===========

NOTE 9 - OTHER OPERATING EXPENSE

Other operating expenses for the years ended December 31 consist of the following:

                                                                                        1999            1998            1997
                          Office supplies                                             $ 27,793         $ 25,660        $ 28,827
                          Directors fees                                                57,200           52,800          50,400
                          Legal and examination fees                                    59,049           56,726          57,915
                          General insurance                                             19,065           19,282          19,560
                          ATM fees                                                      25,406           23,929          22,137
                          Other expense                                                 51,576           62,038          47,423
                                                                                  ------------     ------------    ------------
                                    Total other operating expenses                   $ 240,089        $ 240,435       $ 226,262
                                                                                  ============     ============    ============

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

As of December 31, the Bank had outstanding letters of credit, commitments to make loans and unused lines of credit as follows:

                                                                                   1999              1998
                          Outstanding letters of credit                          $ 288,248        $ 199,571
                          Commitments to make loans
                             and unused lines of credit                          $ 827,922      $ 1,041,940

All commitments above are at fixed rates and carry rates of interest from 8% to 11% and generally expire within one year.

Since certain commitments to make loans and fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.

From time to time claims are made against the Company in the normal course of business. There were no material outstanding claims at December 31, 1999.

The Company's loan and deposit relationships are not concentrated in any particular industry, nor is there significant dependence on any one employer. Noninterest-bearing deposits and federal funds sold and held by Bank One, amounted to $2,684,855 and $3,787,817 at December 31, 1999 and 1998,
respectively.

NOTE 11 - DIVIDENDS

Guidelines with respect to maintenance of capital adopted by federal banking law limits the amount of cash dividends the Bank can pay to the Holding Company to the extent of net retained profits (as defined by the regulatory agencies) for the current and two preceding years, and is further limited by the requirement that the Bank maintain positive retained earnings. Under the most restrictive of the above regulations, in 2000 the Bank is limited to paying additional dividends of approximately $562,000 plus 2000 net income.

NOTE 12 - PENSION PLAN

The Bank has a Simplified Employee Pension (SEP) Plan that is a defined contribution plan. Employees become eligible to participate in the SEP Plan after two years of service in the immediately preceding five plan years and after attaining the age of 21. In each plan year the Bank may contribute to the Plan the lesser of $30,000 or a percentage of each participant's compensation as reported on Form W-2. The contribution is determined annually by the Bank's Board of Directors. Also, participants may make contributions to the Plan subject to certain requirements and limitations. In all cases, Bank and participant contributions may not exceed limitations established by the Internal Revenue Service. Expense recognized by the Bank in relation to the SEP Plan for the year ended December 31, 1999, 1998 and 1997 was $7,106, $6,653 and $7,348,
respectively.

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Carrying amount is a reasonable estimate of fair value for cash and cash equivalents, Federal Reserve stock, accrued interest receivable and payable, demand deposits, savings accounts and money market deposits.

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

The carrying values and fair values of the Company's financial instruments (in thousands) are as follows as of year-end.

                                                                     1999                        1998
                                                             Carrying       Fair         Carrying       Fair
                                                              Value         Value         Value         Value
                    Financial assets
                         Cash and cash equivalents            $ 4,235      $ 4,235        $ 4,921      $ 4,921
                         Securities                             5,302        5,304          5,562        5,631
                         Loans, net                            26,522       26,680         23,379       23,563
                         Federal Reserve stock                     38           38             38           38
                         Accrued interest receivable              265          265            267          267

                    Financial liabilities
                         Deposits                             (33,447)     (33,313)       (31,455)     (31,539)
                         Accrued interest payable                 (70)         (70)           (74)         (74)

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

At year-end, the Bank's actual capital levels (in millions) and minimum required levels were:

                                                                                                   Minimum Required To
                                                                        Minimum Required           Be Well Capitalized
                                                                           For Capital           Under Prompt Corrective
                                                        Actual          Adequacy Purposes          Action Regulations
           1999                                    Amount     Ratio     Amount     Ratio          Amount         Ratio
           Total capital (to risk weighted assets)  $3.4      14.4%      $1.9       8.0%           $2.4          10.0%
           Tier 1 capital (to risk weighted assets) $3.2      13.6%      $1.0       4.0%           $1.4           6.0%
           Tier 1 capital (to average assets)       $3.2       8.9%      $1.4       4.0%           $1.8           5.0%

           1998
           Total capital (to risk weighted assets)  $3.1      14.2%      $1.8       8.0%           $2.2          10.0%
           Tier 1 capital (to risk weighted assets) $2.9      13.4%      $0.9       4.0%           $1.3           6.0%
           Tier 1 capital (to average assets)       $2.9       8.6%      $1.4       4.0%           $1.7           5.0%

The Bank at year end 1999 and 1998 was categorized as well capitalized. Management knows of no events which would change the Bank's classification.

NOTE 15 - HURON NATIONAL BANCORP, INC.  (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company:

                                               CONDENSED BALANCE SHEETS
                                                                                        December 31,
           ASSETS                                                                   1999           1998
                Cash and cash equivalents                                            $ 2,613        $ 1,372
                Investment in Huron National Bank                                  3,185,181      2,951,825
                                                                                ------------     ----------
                     Total Assets                                                 $3,187,794     $2,953,197
                                                                                ============     ==========

           LIABILITIES                                                                   $ -            $ -

           SHAREHOLDERS' EQUITY                                                  $ 3,187,794    $ 2,953,197
                                                                                ------------    -----------
                     Total liabilities and shareholders' equity                   $3,187,794     $2,953,197
                                                                                ============    ===========

NOTE 15 - HURON NATIONAL BANCORP, INC. (PARENT COMPANY ONLY)


                                                   CONDENSED STATEMENTS OF INCOME

                                                                                         Years Ended December 31,
                                                                                  1999             1998             1997
         OPERATING INCOME
              Dividends from Huron National Bank                                  $ 135,000        $ 122,500        $ 100,000

         OPERATING EXPENSES
              Other expenses                                                          8,759           10,719            9,848
                                                                                -----------       ----------      -----------
         Income before equity in undistributed
            net income of subsidiary                                                126,241          111,781           90,152

         Equity in undistributed net income of subsidiary                           293,278          268,419          247,779
                                                                                -----------       ----------      -----------
         NET INCOME                                                               $ 419,519        $ 380,200        $ 337,931
                                                                                ===========       ==========      ===========

                                                CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                                  1999              1998               1997
         Cash Flows from Operating Activities
              Net income                                                          $ 419,519        $ 380,200        $ 337,931
              Adjustments to reconcile net income to
                 cash from operating activities:
              Equity in undistributed net income
                 of subsidiary                                                     (293,278)        (268,419)        (247,779)

         Net Cash From Operating Activities                                         126,241          111,781           90,152
                                                                                -----------      -----------      ------------
         Cash Flows from Financing Activities
              Dividends paid                                                       (125,000)        (112,500)        (100,000)
                                                                                -----------      -----------      ------------
              Net Cash from Financing Activities                                   (125,000)        (112,500)        (100,000)
                                                                                -----------     ------------      ------------
         Net Change in Cash and Cash Equivalents                                      1,241             (719)          (9,848)
         Cash and Cash Equivalents
              Beginning of the Period                                                 1,372            2,091           11,939
                                                                                -----------     ------------      ------------
              End of the Period                                                     $ 2,613          $ 1,372          $ 2,091

                                   EXHIBIT 21



                               LIST OF SUBSIDIARY
                               ------------------

              NAME                                          INCORPORATED
              ----                                          ------------
      1. Huron National Bank                                  Michigan