Form 10QSB
period 2000-03-31
HURON NATIONAL BANCORP INC
filed 2000-05-11
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2000

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


   $10.00 par value of common stock          62,500 shares as of April 28, 2000
              (Class)                                 (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS
--------------------------------------------------------------------------------



PART I    FINANCIAL INFORMATION (CONDENSED)

ITEM 1    Consolidated Balance Sheet (Unaudited)
            March 31, 2000...................................................  2

          Consolidated Statements of Income and Comprehensive Income
            (Unaudited) Three months ended March 31, 2000 and 1999...........  3

          Consolidated Statements of Cash Flows (Unaudited)
            Three months ended March 31, 2000 and 1999.......................  4

          Notes to the Consolidated Financial Statements (Unaudited).........  5


ITEM 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................  6



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

          Item 6 - Exhibits and Reports on Form 8-K.......................... 11

          Index to Exhibits.................................................. 12

          Signatures......................................................... 13

          Financial Data Schedule............................................ 14

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          March 31,
ASSETS                                                                                      2000
                                                                                            ----
    Cash and due from banks                                                               $ 2,467,921
    Federal funds sold                                                                      1,300,000
                                                                                       --------------
              Cash and cash equivalents                                                     3,767,921

    Securities available for sale                                                           4,764,966
    Securities held to maturity                                                               396,798
                                                                                       --------------
              Total investment securities                                                   5,161,764
    Loans
        Commercial                                                                          3,216,486
        Real Estate                                                                        15,757,825
        Installment                                                                         7,945,023
                                                                                       --------------
               Total Loans                                                                 26,919,334
        Allowance for loan losses                                                            (181,993)
                                                                                       --------------
           Net loans                                                                       26,737,341
    Bank premises and equipment - net                                                         431,580
    Accrued interest receivable                                                               283,283
    Other assets                                                                              137,172
                                                                                       --------------
              Total Assets                                                                $36,519,061
                                                                                       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                         $ 3,400,158
        Interest-bearing transaction accounts                                               5,078,814
        Savings                                                                             7,468,518
        Time                                                                               16,972,093
                                                                                       --------------
              Total deposits                                                               32,919,583
                                                                                       --------------
    Accrued interest payable                                                                   75,514
    Other liabilities                                                                         228,736
                                                                                       --------------
              Total liabilities                                                            33,223,833
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                                       625,000
    Additional paid in capital                                                                625,000
    Retained earnings                                                                       2,097,812
    Net unrealized gain on securities
      available for sale, net of income tax                                                   (52,584)
                                                                                       --------------
              Total shareholders' equity                                                    3,295,228
                                                                                       --------------
                 Total liabilities and shareholders' equity                               $36,519,061
                                                                                       ==============

See notes to the interim consolidated financial statements                     2

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                              March 31,                      March 31,
Interest Income                                                                  2000                          1999
                                                                                 ----                          ----
    Loans, including fees                                                       $ 578,453                    $ 526,432
    Federal funds sold                                                             20,807                       24,857
    Securities:
      Taxable                                                                      67,333                       73,658
      Tax exempt                                                                    8,998                       14,082
      Other                                                                           563                          563

                                                                              -----------                  -----------
        Total interest income                                                     676,154                      639,592

Interest Expense
    Deposits                                                                      307,423                      292,226
                                                                              -----------                  -----------

Net Interest Income                                                               368,731                      347,366

Provision for Loan Losses                                                           3,000                        3,000
                                                                              -----------                  -----------

Net Interest Income After
   Provision for Loan Losses                                                      365,731                      344,366

Non-Interest Income
    Service charges                                                                17,495                       22,556
    Other                                                                          13,067                        8,696
                                                                              -----------                  -----------
        Total non-interest income                                                  30,562                       31,252
                                                                              -----------                  -----------
Non-Interest Expense
    Salaries and benefits                                                         120,729                      112,938
    Premises and equipment                                                         34,072                       33,864
    Legal and accounting fees                                                      13,192                       16,386
    Other operating expense                                                        62,972                       59,813
                                                                              -----------                  -----------
        Total non-interest expense                                                230,966                      223,001
                                                                              -----------                  -----------

Income Before Income Tax                                                          165,328                      152,617

Provision for Income Tax                                                           53,332                       47,802
                                                                              -----------                  -----------

Net Income                                                                      $ 111,996                    $ 104,815
                                                                              ===========                  ===========

Comprehensive Income                                                            $ 107,434                     $ 90,997
                                                                              ===========                  ===========

Basic Earnings Per Share                                                           $ 1.79                       $ 1.68
                                                                              ===========                  ===========

Dividends Per Share                                                                N/A                           N/A
                                                                              ===========                  ===========

See notes to interim consolidated financial statements                         3

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               Three Months Ended
                                                                                         March 31,             March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                       2000                  1999
                                                                                           ----                  ----
    Net income                                                                             $ 111,996             $ 104,815
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                         14,844                13,047
        Net premium amortization and discount accretion on securities                         43,006                48,478
        Provision for loan losses                                                              3,000                 3,000
        Increase/(decrease) in cash from change in assets and liabilities:
            Other assets and interest receivable                                             (42,052)              (13,187)
            Other liabilities and interest payable                                            62,804               (17,777)
                                                                                        ------------         -------------
                Net cash from operating activities                                           193,598               138,376
                                                                                        ------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                                                (1,150,875)
       Maturities
   Held-to-maturity securities:
       Purchases
       Maturities                                                                             90,000               312,000
    Net increase in loans                                                                   (218,475)              (15,082)
    Purchase of property and equipment                                                        (4,098)               (3,231)
                                                                                        ------------         -------------
                Net cash from (used in) investing activities                                (132,573)             (857,188)
                                                                                        ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase/(decrease) in deposit accounts                                             (527,861)             (110,406)
                                                                                        ------------         -------------
                Net cash from financing activities                                          (527,861)             (110,406)
                                                                                        ------------         -------------
NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                          (466,836)             (829,218)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                      4,234,757             4,920,603
                                                                                        ------------         -------------

  END OF PERIOD                                                                          $ 3,767,921           $ 4,091,385
                                                                                        ============         =============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                             $ 301,945             $ 290,235
      Federal income tax                                                                    $ 52,744              $ 72,369

See notes to the interim consolidated financial statements                     4

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

     The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 1999.

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2000, and the results of operations for the three month periods ended March 31, 2000 and 1999.

3. During the three month period ended March 31, 2000, there were no sales of available-for-sale securities. For this period, the net unrealized holding gain or loss on available-for-sale securities was a decrease of $80,958. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of March 31, 2000 was $398,184.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $173,815 during the three months ended March 31, 2000 to $203,597. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of March 31, 2000, the Bank had outstanding commitments to make loans totaling $1,243,399 and outstanding letters of credit of $240,481.

5. The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.

6. Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computations of basic earnings per share was 62,500 for 2000 and 1999.

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

Summary of Financial Position

     Total assets at March 31, 2000 decreased from December 31, 1999 by 0.98%, or $359,973. This decrease primarily was the result of an decrease in deposits of $527,861 and cash and due from banks of $466,836 offset by an increase in loans of $215,475 from December 31, 1999. Since loans increased the net loan to deposit ratio increased from 74.63% at December 31, 1999 to 81.22% at March 31, 2000. The allowance for loan losses was increased by $42.

     During the first three months of 2000, the Bank has seen an decrease in total deposits of 1.58% or $527,861, primarily in non interest-bearing transaction accounts. This decrease was offset by increases in savings and time accounts as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial institutions in Presque Isle County.


Results of Operations

     Net income for the three months ended March 31, 2000 totaled $111,996 compared to $104,815 for the three months ended March 31, 1999, an increase of $7,181. The increase is primarily the result of an increase in net interest income of $21,365 offset by an increase in noninterest expense of $7,965.

     The Bank is required to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of March 31, 2000 and 1999, total comprehensive income was $107,434 and $90,997, respectively.

     The provision for loan losses for the three month periods ended March 31, 2000, and 1999 was $3,000, respectively. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                   Continued                                   6

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------


Results of Operations (continued)

     Non-interest income for the three months ended March 31, 2000 totaled $30,562 compared to $31,252 in 1999. The decrease was primarily related to service charges on returned checks, early redemption penalties and coin and currency fees.

     Non-interest expense for the three months ended March 31, 2000 totaled $230,966 compared to $223,001 at March 31, 1999. There was an increase of $7,791 in salaries and benefits due to normal pay increases.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 32.3% and 31.3% for the three month periods ended March 31, 2000 and 1999, respectively. This increase between periods is primarily the result of higher net income and a decrease in the proporation of net income derived from tax exempt securities.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income of $21,365 for the three months ended March 31, 2000 over the comparable prior year period mainly due to increased volume in interest earning assets and interest bearing liabilities. The rate paid on interest bearing liabilities remained stable over the three months ended March 31, 2000 as compared with the same period in 1999. Loan rates have declined, however, loan volume continues to increase, accounting for the most significant portion of growth to interest income. The rate and volume fluctuations have resulted in a slight increase in the gross yield on interest earning assets of 4 basis points. The net yield on interest earning assets increased from 3.92% for the three months ended March 31, 1999 and 3.96% for the same period in 2000. The increased volume combined with the increase in margin increased the net interest income by $18,749 on a fully tax equivalent basis.

                                   Continued                                   7

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

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At March 31, 2000 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of March 31, 2000, the Bank's consolidated actual capital levels and minimum required levels are:

                                                                                                   Minimum Required To
                                                                            Minimum Required       Be Well Capitalized
                                                                              For Capital        Under Prompt Corrective
                                                        Actual              Adequacy Purposes       Action Regulations
                                                        ------              -----------------       ------------------
      (In Thousands)                              Amount       Ratio         Amount    Ratio       Amount       Ratio
      --------------                              ------       -----         ------    -----       ------       -----
      Total capital (to risk weighted assets)     $3,520      14.45%         $1,949    8.00%       $2,436      10.00%
      Tier 1 capital (to risk weighted assets      3,338      13.70%            974    4.00%        1,462       6.00%
      Tier 1 capital (to average assets)           3,338       9.08%          1,470    4.00%        1,838       5.00%

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

                                    Continued                                  8

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

     The Bank's cumulative 1 year GAP position has increased from ($14,495,000) at December 31, 1999 to ($17,333,000) at March 31, 2000 primarily due to the increase in longer investments and federal funds maturing within one year. Also, an increase in certificates of deposits maturing within one year has has increased the cumulative GAP position.

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

                                   Continued                                   9

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                                OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the three months ended March 31, 2000.


ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the three months ended March 31, 2000.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2000.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Registrant's security holders during the three months ended March 31, 2000.


ITEM 5 - OTHER INFORMATION

No other information to report during the three months ended March 31, 2000.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 2000.

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



                                               HURON NATIONAL BANCORP, INC.




                                       By: /s/ Michael L. Cahoon
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                           Dated: 5/9/00


                                       By: /s/ Paulette D. Kierzek
                                           Paulette D. Kierzek
                                           Chief Financial Officer
                                           Dated: 5/9/00