Form 10QSB
period 2000-06-30
HURON NATIONAL BANCORP INC
filed 2000-08-14
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods if the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

  $10.00 par value of common stock         62,500 shares as of August 4, 2000
              (Class)                                (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS
--------------------------------------------------------------------------------



PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Balance Sheet (Unaudited)
            June 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .2

         Consolidated Statements of Income and Comprehensive Income (Unaudited)
            Three and six months ended June 30, 2000 and 1999 . . . . . . . . .3

         Consolidated Statements of Cash Flows (Unaudited)
            Six months ended June 30, 2000 and 1999 . . . . . . . . . . . . . .4

         Notes to the Consolidated Financial Statements (Unaudited). . . . . . 5


ITEM 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . .. . . . . . . . . . . . . . . . .6



PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings . . . .. . . . . . . . . . . . . . . . . .10

         Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . 10

         Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . 10

         Item 4 - Submission of Matters to a Vote of Security Holders. . .  . 10

         Item 5 - Other Information. . . . . . . . . . . . . . . . . . . . . .10

         Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .10

         Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . 11

         Signatures. . . . .  . . . . . . . . . . . . . . . . . . . . . . . . 12

         Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . 13

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          June 30,
ASSETS                                                                                      2000
    Cash and due from banks                                                               $ 2,654,196
    Federal funds sold                                                                        600,000
                                                                                       --------------
              Cash and cash equivalents                                                     3,254,196

    Securities available for sale                                                           4,420,660
    Securities held to maturity                                                               326,146
                                                                                       --------------
              Total investment securities                                                   4,746,806
    Loans
        Commercial                                                                          3,674,528
        Real Estate                                                                        16,190,060
        Installment                                                                         8,178,519
                                                                                       --------------
               Total Loans                                                                 28,043,107
        Allowance for loan losses                                                            (170,791)
                                                                                       --------------
           Net loans                                                                       27,872,316
    Bank premises and equipment - net                                                         430,051
    Accrued interest receivable                                                               284,081
    Other real estate owned                                                                     8,000
    Other assets                                                                              148,408
                                                                                       --------------
              Total Assets                                                                $36,743,858
                                                                                       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                         $ 4,043,476
        Interest-bearing transaction accounts                                               4,627,235
        Savings                                                                             7,523,778
        Time                                                                               16,880,581
                                                                                       --------------
              Total deposits                                                               33,075,070
                                                                                       --------------
    Accrued interest payable                                                                   69,708
    Other liabilities                                                                         187,549
                                                                                       --------------
              Total liabilities                                                            33,332,327
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                                       625,000
    Additional paid in capital                                                                625,000
    Retained earnings                                                                       2,210,518
    Net unrealized gain on securities
      available for sale, net of income tax                                                   (48,987)
                                                                                       --------------
              Total shareholders' equity                                                    3,411,531
                                                                                       --------------

                 Total liabilities and shareholders' equity                               $36,743,858
                                                                                       ==============

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended                  Six Months Ended
                                                      June 30,          June 30,           June 30,          June 30,
Interest Income                                         2000              1999               2000              1999
    Loans, including fees                               $ 599,088         $ 531,574         $1,177,541        $1,058,006
    Federal funds sold                                      6,477            17,722             27,284            42,579
    Securities:
      Taxable                                              66,500            76,055            133,833           149,826
      Tax exempt                                            7,731            13,514             16,729            27,483
      Other                                                   562               562              1,125             1,125
                                                       ----------         ---------        -----------        ----------
        Total interest income                             680,358           639,427          1,356,512         1,279,019

Interest Expense
    Deposits                                              305,099           295,998            612,522           588,224
                                                       ----------         ---------        -----------        ----------
Net Interest Income                                       375,259           343,429            743,990           690,795

Provision for Loan Losses                                   1,000             3,000              4,000             6,000
                                                       ----------         ---------        -----------        ----------
Net Interest Income After
   Provision for Loan Losses                              374,259           340,429            739,990           684,795

Non-Interest Income
    Service charges                                        19,186            19,380             36,681            41,936
    Other                                                   8,894             9,628             21,961            18,324
                                                       ----------         ---------        -----------        ----------
        Total non-interest income                          28,080            29,008             58,642            60,260
                                                       ----------         ---------        -----------        ----------
Non-Interest Expense
    Salaries and benefits                                 124,613           116,668            245,342           229,606
    Premises and equipment                                 33,263            33,112             67,335            66,976
    Legal and accounting fees                              12,846            16,848             26,038            33,234
    Other operating expense                                64,328            57,817            127,300           117,630
                                                       ----------         ---------        -----------        ----------
        Total non-interest expense                        235,050           224,445            466,015           447,446
                                                       ----------         ---------        -----------        ----------
Income Before Income Tax                                  167,289           144,992            332,617           297,609

Provision for Income Tax                                   54,583            45,084            107,915            92,886
                                                       ----------         ---------        -----------        ----------
Net Income                                              $ 112,706          $ 99,908          $ 224,702         $ 204,723
                                                       ==========         =========        ===========        ==========

Comprehensive Income                                    $ 116,303          $ 76,230          $ 223,737         $ 167,227
                                                       ==========         =========        ===========        ==========
Basic Earnings Per Share                                   $ 1.80            $ 1.60             $ 3.60            $ 3.28
                                                       ==========         =========        ===========        ==========

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                Six Months Ended
                                                                                         June 30,              June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                       2000                  1999
    Net income                                                                             $ 224,702             $ 204,723
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                         26,421                26,376
        Net premium amortization and discount accretion on securities                         68,276               134,445
        Provision for loan losses                                                              4,000                 6,000
        Increase/(decrease) in cash from change in assets and liabilities:
            Other assets and interest receivable                                             (62,086)              (25,006)
            Other liabilities and interest payable                                           (14,096)              (34,965)
                                                                                      --------------       ---------------
                Net cash from operating activities                                           247,217               311,573
                                                                                      --------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                                                (1,696,959)
       Maturities                                                                            325,000               300,000
   Held-to-maturity securities:
       Maturities                                                                            160,000               582,000
    Net increase in loans                                                                 (1,354,450)             (778,796)
    Purchase of property and equipment                                                       (14,146)               (4,400)
                                                                                      --------------       ---------------
                Net cash from (used in) investing activities                                (883,596)           (1,598,155)
                                                                                      --------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase/(decrease) in deposit accounts                                             (372,374)              392,103
                                                                                      --------------       ---------------
                Net cash from financing activities                                          (372,374)              392,103
                                                                                      --------------       ---------------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                          (980,561)             (894,479)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                      4,234,757             4,920,603
                                                                                      --------------       ---------------

  END OF PERIOD                                                                          $ 3,254,196           $ 4,026,124
                                                                                      ==============       ===============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                             $ 612,850             $ 595,372
      Federal income tax                                                                    $ 97,744             $ 156,769

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

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1999, and the results of operations for the three and six month periods ended June 30, 2000 and 1999.

3. During the six month period ended June 30, 2000, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was a decrease of $74,360. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of June 30, 2000 was $327,610.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $216,876 during the six months ended June 30, 2000 to $295,876. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of June 30, 2000, the Bank had outstanding commitments to make loans totaling $1,709,998 and outstanding letters of credit of $196,398.

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

Summary of Financial Position

     Total assets at June 30, 2000 decreased from December 31, 1999 by 0.37%, or $135,176. This decrease primarily was the result of a decrease in and cash and due from banks of $980,561 and securities of $554,876 offset by an increase in net loans of $1,350,450 from December 31, 1999. Since loans increased the net loan to deposit ratio increased from 79.29% at December 31, 1999 to 84.27% at June 30, 2000. The allowance for loan losses was decreased by $11,160.

     During the first six months of 2000, the Bank has seen a decrease in total deposits of 1.11% or $372,374, primarily in interest-bearing transaction and time accounts. This decrease has offset an increase in non-interest bearing and savings accounts as depositors are committing impacted by changing deposit rate and service charge pricing by financial insitutions in Presque Isle County.

Results of Operations

     Net income for the six months ended June 30, 2000 totaled $224,702 compared to $204,723 for the six months ended June 30, 1999, an increase of $19,979. The increase is primarily the result of an increase in interest income of $53,195 offset by an increase in noninterest expense of $18,569. Net income for the three months totaled $112,706 and $99,908 as of June 30, 2000 and 1999, respectively. This increase of $12,798 was the result of an increase of $40,931 in interest income, offset by a increase in non-interest expense of $10,605 and income tax of $9,499.

     The Bank is required under a new accounting standard, to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of June 30, 2000 and 1999, total comprehensive income was $223,737 and $167,227, respectively.

     The provision for loan losses for the six month periods ended June 30, 2000, and 1999 was $6,000 and $6,000, respectively. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------


Results of Operations (continued)

     Non-interest income for the six months ended June 30, 2000 totaled $58,642 compared to $60,260 in 1999. The decrease was primarily related to service charges on returned checks, early redemption penalties and coin and currency fees.

     Non-interest expense for the six months ended June 30, 2000 totaled $466,015 compared to $447,447 at June 30, 1999. There was an increase of $18,568 in salaries and benefits due to the hiring of an additional employee.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 32.4% and 31.2% for the six month periods ended June 30, 2000 and 1999, respectively. This increase between periods is primarily the result of higher net income and a decrease in the proportion of net income derived from tax exempt securities.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income of $53,195 for the six months ended June 30, 2000 over the comparable prior year period mainly due to increased volume in interest earning assets and interest bearing liabilities. The rate earned on interest earning assets decreased 1 basis point and the rate paid on interest bearing liabilities both decreased 3 basis points over the six months ended June 30, 1999. Asset rates have declined overall, and liability growth was centered in lower yielding, short-term certificates of deposits and rates on transaction, savings and time accounts have continued to decline. However, loan volume continues to increase, accounting for the most significant portion of growth to interest income. The net yield on interest earning assets increased only slightly from 3.96% to 3.98% for the six month periods. The increased overall volume offset by a decline in non-taxable securities increased the net interest income by $53,195.

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

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At June 30, 2000 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of June 30, 2000, the Bank's actual capital levels and minimum required levels are:

                                                                                                  Minimum Required To
                                                                            Minimum Required       Be Well Capitalized
                                                                              For Capital        Under Prompt Corrective
                                                       Actual               Adequacy Purposes       Action Regulations
      (In Thousands)                              Amount       Ratio         Amount    Ratio       Amount       Ratio
      Total capital (to risk weighted assets)     $3,627       14.51%         $2,000    8.00%       $2,500      10.00%
      Tier 1 capital (to risk weighted assets      3,456       13.82%          1,000    4.00%        1,500       6.00%
      Tier 1 capital (to average assets)           3,456        9.56%          1,446    4.00%        1,807       5.00%

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

     The Bank's cumulative 1 year GAP position (rate sensitive assets less rate sensitive liabilities) has increased from ($12,756,000) at December 31, 1999 to ($16,392,216) at June 30, 2000 primarily due to the increase in longer terms loans and a decrease in investments and federal funds maturing with one year. Also, an increase in certificates of deposits maturing within one year has increased the cumulative GAP position.

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

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                                OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the six months ended June 30, 2000.


ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the six months ended June 30, 2000.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the six months ended June 30, 2000.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Huron National Bancorp, Inc. was held on April 26, 2000. Elected as Directors for terms to expire in 2003 were Ervin Nowak, Marvin Beatty and Eugene McLean. Continuing Directors include Leon Delekta, Lynwood Lamb, Louis Dehring, Michael Cahoon, Donald Hampton and John Tierney. There were no other matters submitted to vote.


ITEM 5 - OTHER INFORMATION

No other information to report during the six months ended June 30, 2000.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the six months ended June 30, 2000.

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



                                        HURON NATIONAL BANCORP, INC.




                                           By: /s/ M. L. Cahoon
                                               Michael L. Cahoon
                                           President and Chief Executive Officer
                                           Dated: 8/11/00


                                           By: /s/ Paulette D. Kierzek
                                               Paulette D. Kierzek
                                           Chief Financial Officer
                                           Dated: 8/11/00