Form 10QSB
period 2000-09-30
HURON NATIONAL BANCORP INC
filed 2000-11-13
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2000

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


  $10.00 par value of common stock       62,500 shares as of November 3, 2000
             (Class)                                 (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS
--------------------------------------------------------------------------------



PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Balance Sheet
           (Unaudited) September 30, 2000......................................2

         Consolidated Statements of Income and Comprehensive
          Income (Unaudited)
           Three and nine months ended  September 30, 2000 and 1999............3

         Consolidated Statements of Cash Flows (Unaudited)
           Nine months ended  September 30, 2000 and 1999......................4

         Notes to the Consolidated Financial Statements (Unaudited)............5


ITEM 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................6


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

         Item 6 - Exhibits and Reports on Form 8-K............................10

         Index to Exhibits....................................................11

         Signatures...........................................................12

         Financial Data Schedule..............................................13

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           Sept 30,
ASSETS                                                                                       2000
                                                                                             ----
    Cash and due from banks                                                               $ 3,341,207
    Federal funds sold                                                                        800,000
                                                                                       ---------------
              Cash and cash equivalents                                                     4,141,207

    Securities available for sale                                                           3,681,682
    Securities held to maturity                                                               512,558
                                                                                       ---------------
              Total investment securities                                                   4,194,240
    Loans
        Commercial                                                                          3,560,616
        Real Estate                                                                        16,875,809
        Installment                                                                         8,248,652
                                                                                       ---------------
               Total Loans                                                                 28,685,077
        Allowance for loan losses                                                            (166,400)
                                                                                       ---------------
           Net loans                                                                       28,518,677
    Bank premises and equipment - net                                                         423,018
    Accrued interest receivable                                                               276,366
    Other assets                                                                              149,133
                                                                                       ---------------
              Total Assets                                                                $37,702,641
                                                                                       ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                         $ 5,068,785
        Interest-bearing transaction accounts                                               3,547,176
        Savings                                                                             7,478,622
        Time                                                                               17,748,860
                                                                                       ---------------
              Total deposits                                                               33,843,443
                                                                                       ---------------
    Accrued interest payable                                                                   85,437
    Other liabilities                                                                         218,537
                                                                                       ---------------
              Total liabilities                                                            34,147,417
Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                                       625,000
    Additional paid in capital                                                                625,000
    Retained earnings                                                                       2,333,370
    Net unrealized gain on securities
      available for sale, net of income tax                                                   (28,146)
                                                                                       ---------------
              Total shareholders' equity                                                    3,555,224
                                                                                       ---------------
                 Total liabilities and shareholders' equity                               $37,702,641
                                                                                       ===============

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months Ended                     Nine Months Ended
                                                         Sept 30,          Sept 30,           Sept 30,          Sept 30,
Interest Income                                            2000              1999               2000              1999
                                                           ----              ----               ----              ----
    Loans, including fees                               $ 620,506         $ 560,097         $1,798,047        $1,618,103
    Federal funds sold                                     10,677             4,933             37,961            47,511
    Securities:
      Taxable                                              58,483            74,516            192,316           224,230
      Tax exempt                                            8,339            12,417             25,069            40,012
      Other                                                   563               562              1,688             1,688
                                                       ----------        ----------         ----------        ----------
        Total interest income                             698,568           652,525          2,055,081         1,931,544
Interest Expense
    Deposits                                              303,007           299,744            915,529           887,967
                                                       ----------        ----------         ----------        ----------
Net Interest Income                                       395,561           352,781          1,139,551         1,043,577
Provision for Loan Losses                                       0             3,000              4,000             9,000
                                                       ----------        ----------         ----------        ----------
Net Interest Income After
   Provision for Loan Losses                              395,561           349,781          1,135,551         1,034,577
Non-Interest Income
    Service charges                                        17,835            20,205             54,517            62,142
    Other                                                  18,403            10,324             40,364            28,648
                                                       ----------        ----------         ----------        ----------
        Total non-interest income                          36,238            30,529             94,881            90,790
                                                       ----------        ----------         ----------        ----------
Non-Interest Expense
    Salaries and benefits                                 145,622           121,647            390,964           351,254
    Premises and equipment                                 39,681            34,139            107,017           101,115
    Legal and accounting fees                              16,172            16,409             42,211            49,643
    Other operating expense                                51,006            58,818            178,305           176,450
                                                       ----------        ----------         ----------        ----------
        Total non-interest expense                        252,481           231,013            718,496           678,462
                                                       ----------        ----------         ----------        ----------

Income Before Income Tax                                  179,318           149,297            511,935           446,905

Provision for Income Tax                                   56,466            46,275            164,381           139,161
                                                       ----------        ----------         ----------        ----------

Net Income                                              $ 122,852         $ 103,022          $ 347,555         $ 307,744
                                                       ==========        ==========         ==========        ==========

Comprehensive Income                                    $ 143,693          $ 96,357          $ 367,430         $ 263,584
                                                       ==========        ==========         ==========        ==========

Basic Earnings Per Share                                   $ 1.97            $ 1.65             $ 5.56            $ 4.92
                                                       ==========        ==========         ==========        ==========
Dividends Per Share                                         N/A               N/A                N/A               N/A
                                                       ==========        ==========         ==========        ==========

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               Nine Months Ended
                                                                                         Sept 30,              Sept 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                       2000                  1999
                                                                                           ----                  ----
    Net income                                                                             $ 347,555             $ 307,744
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                         42,014                40,941
        Net premium amortization and discount accretion on securities                        259,279               181,628
        Provision for loan losses                                                              4,000                 9,000
        Increase/(decrease) in cash from change in assets
          and liabilities:
            Other assets and interest receivable                                             (47,096)               27,570
            Other liabilities and interest payable                                            70,417               (23,753)
                                                                                      ---------------       ---------------
                Net cash from operating activities                                           676,169               543,130
                                                                                      ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                                                (1,997,513)
       Maturities                                                                            850,000               800,000
   Held-to-maturity securities:
       Purchases                                                                            (160,201)
       Maturities                                                                            168,000               667,000
    Net increase in loans                                                                 (2,000,811)           (2,495,189)
    Purchase of property and equipment                                                       (22,706)              (22,286)
                                                                                      ---------------       ---------------
                Net cash from (used in) investing activities                              (1,165,718)           (3,047,988)
                                                                                      ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase/(decrease) in deposit accounts                                              395,999                22,092
                                                                                      ---------------       ---------------
                Net cash from financing activities                                           395,999                22,092
                                                                                      ---------------       ---------------
NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                           (93,550)           (2,526,950)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                      4,234,757             4,920,603
                                                                                      ---------------       ---------------
  END OF PERIOD                                                                          $ 4,141,207           $ 2,393,653
                                                                                      ===============       ===============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                             $ 900,128             $ 893,139
      Federal income tax                                                                   $ 142,744             $ 198,969


Non-cash transfer from held-to-maturity securities to
      available-for-sale securities                                                                            $ 2,294,050

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

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2000, and the results of operations for the three and nine month periods ended September 30, 2000 and 1999.

3. During the nine month period ended September 30, 2000, there were no sales of available-for-sale securities. For this period, the change in net unrealized holding gain or loss on available-for-sale securities was a decrease of $30,114. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of September 30, 2000 was $512,558.

4. Loans past due ninety days or more, nonaccruals and restructured loans decreased by approximately $135,158 during the nine months ended September 30, 2000 to $214,158. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of September 30, 2000, the Bank had outstanding commitments to make loans totaling $1,606,319 and outstanding letters of credit of $159,000.

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

Summary of Financial Position

     Total assets at September 30, 2000 increased from December 31, 1999 by 2.23%, or $823,607. This increase primarily was the result of an increase in net loans of $1,996,811 from December 31,1999. Since loans increased the loan to deposit ratio increased from 79.29% at December 31, 1999 to 84.27% at September 30, 2000. The allowance for loan losses was decreased by $15,551.

     During the first nine months of 2000, the Bank has seen an increase in total deposits of 1.18% or $396,000, primarily in non interest bearing transaction accounts. This increase was offset by a decrease in interest bearing and savings accounts as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial insitutions in Presque Isle County.

Results of Operations

     Net income for the nine months ended September 30, 2000 totaled $347,555 compared to $307,744 for the nine months ended September 30, 1999, an increase of $39,811. The increase is primarily the result of an increase in interest income of $123,536.

     The Bank is required to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of September 30, 2000 and 1999, total comprehensive income was $367,430 and $263,584, respectively.

     The provision for loan losses for the nine month periods ended September 30, 2000, and 1999 was $4,000 and $9,000, respectively. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------


Results of Operations (continued)

     Non-interest income for the nine months ended September 30, 2000 totaled $94,881 compared to $90,790 in 1999. The increase was primarily related to ATM and safe deposit box rental fees.

     Non-interest expense for the nine months ended September 30, 2000 totaled $718,496 compared to $678,462 at September 30, 1999. There was an increase of $39,710 in salaries and benefits due to the hiring of additional employees.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 32.1% and 31.1% for the nine month periods ended September 30, 2000 and 1999, respectively.

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

     The Bank has experienced an increase in net interest income of $95,974 for the nine months ended September 30, 2000 over the comparable prior year period mainly due to increased volume in interest earning assets and interest bearing liabilities. The rate earned on interest earning assets and the rate paid on interest bearing liabilities decreased 4 basis points and 1 basis point over the nine months ended September 30, 2000. Asset rates have declined overall, and liability growth was centered in savings and time deposits offset by a decrase in interest bearing transaction accounts which results in lower interest costs. Loan volume continues to increase, accounting for the most significant portion of growth to interest income. The net yield on interest earning assets increased slightly from 3.96% to 4.03% for the nine month periods. The increased overall volume offset by a decline in non-taxable securities increased the net interest income by $95,974 on a fully tax equivalent basis.

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

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At September 30, 2000 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of Septmber 30, 2000, the Bank's actual capital levels and minimum required levels are:

                                                                                                   Minimum Required To
                                                                            Minimum Required       Be Well Capitalized
                                                                               For Capital        Under Prompt Corrective
                                                        Actual              Adequacy Purposes       Action Regulations
                                                        ------              -----------------       ------------------
      (In Thousands)                              Amount       Ratio         Amount    Ratio       Amount       Ratio
      --------------                              ------       -----         ------    -----       ------       -----
      Total capital (to risk weighted assets)     $3,745       14.23%         $2,105    8.00%       $2,632      10.00%
      Tier 1 capital (to risk weighted assets)     3,579       13.60%          1,053    4.00%        1,579       6.00%
      Tier 1 capital (to average assets)           3,579        9.73%          1,472    4.00%        1,840       5.00%

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

     The Bank's cumulative 1 year GAP position (rate sensitive assets less rate sensitive liabilities) has increased from ($12,756,000) at December 31, 1999 to ($15,827,911) at September 30, 2000 primarily due to the increase in longer terms loans and a decrease in investments maturing within one year. Also, an increase in certificates of deposits maturing within one year has increased the cumulative GAP position.

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

Statement of Financial Accounting Standards (SFAS) No. 133

     Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value of cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this statement on January 1, 2001, is not expected to have a material effect on the consolidated financial statements.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                                OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the nine months ended September 30, 2000.

ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the nine months ended September 30, 2000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the nine months ended September 30, 2000.

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

ITEM 5 - OTHER INFORMATION

No other information to report during the nine months ended September 30, 2000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. See Index to Exhibits on page 16.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the nine months ended September 30, 2000.

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



                                           HURON NATIONAL BANCORP, INC.




                                        By: /s/ Michael L. Cahoon
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                        Dated:  11/9/00


                                        By: /s/ Paulette D. Kierzek
                                           Paulette D. Kierzek
                                           Chief Financial Officer
                                        Dated:  11/9/00