Form 10KSB
period 2000-12-31
HURON NATIONAL BANCORP INC
filed 2001-04-02
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549

                                   FORM 10-KSB
(Mark One)
{X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 2000 or
{ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from __________ to __________

                         Commission File Number 0-19181

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {X}

The aggregate market value of the voting stock held by "non-affiliates" of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) as of March 16, 2001, was approximately $2,196,500, based on market price of $50.00 per share.

As of March 16, 2001, there were outstanding 62,500 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference into Part I and Part II of this Form 10-KSB Report. Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 25, 2001, are incorporated by reference into Part III of this Form 10-KSB Report.

                                     PART-I
ITEM 1 - BUSINESS

GENERAL

The Registrant, Huron National Bancorp, Inc. (hereinafter referred to as the "Registrant"), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was formed for the purpose of enabling Huron National Bank (hereinafter referred to as the "Bank") to form a one-bank holding company. The Bank became a wholly-owned subsidiary of the Registrant on May 8, 1990. The Registrant's only subsidiary and significant asset as of December 31, 2000 is the Bank. The Registrant and its subsidiary operate in the Banking industry, which accounts for substantially all of their assets, revenues and operating income.

The Bank was organized in 1980 under the laws of the United States. Its deposits, to the extent allowed by law, are insured by the Federal Deposit
Insurance Corporation. The Bank's main office is located at 200 East Erie Street, Rogers City, Michigan.

Further discussion of the Registrant's business is presented in the Business section on page 8 in the 2000 Annual Report to Shareholders, incorporated herein by reference.

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

PART-I    ITEM 1 - BUSINESS

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

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), modifies many of the principal federal laws which regulate financial institutions and removes large parts of a regulatory framework that had its origins in the Depression Era of the 1930's.

Effective March 11, 2000, new opportunities were available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers more financial products and services.
Specifically, the GLB Act provides two new vehicles through which a banking organization can engage in. First, a bank holding company meeting certain requirements may elect to become a financial holding company ("FHC"). FHCs are generally authorized to engage in all "financial activities" and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a FHC, a bank holding company and all of its depository financial institutions must: (1) be "well capitalized"; (2) be "well managed"; and (3) have a rating of "satisfactory" or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depository financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a FHC or else the FHC will be subject to various restrictions. The Federal Reserve Board will be the umbrella regulator of FHCs, but functional regulations of a FHC's separately regulated subsidiaries will be conducted by their primary functional regulator.

PART-I    ITEM 1 - BUSINESS

Second, the GLB Act also provides that a national bank, which satisfies certain requirements, may own a new type of subsidiary called a financial subsidiary ("FS"). The GLB Act authorizes FSs to engage in many (but not all) of the activities that FHCs are authorized to engage in. In order to be eligible to own a FS, a bank must satisfy the three requirements noted above, plus several additiona requirements.

The GLB Act also imposes serveral rules that are designed to protect the privacy of the customers of financial institutions. For example, the GLB Act requires financial institutions to adopt and disseminate annually a privacy policy and prohibits financial institutions from disclosing certain customer information to "non-affiliated third parties" for certain uses. All financial institutions, regardless of whether they elect to utilize FHCs or FSs, are subject to the GLB Act's privacy provisions. The Registrant and the Bank is also subject to certain state laws that deal with the use and distribution of nonpublic personal information. In addition to its privacy provisions, the GLB Act also contains various other provisions that apply to banking organizations, regardless of whether they elect to utilize FHCs of FSs.

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

LENDING ACTIVITIES

The Bank is actively engaged in originating within the Bank's market area real estate mortgage loans, commercial loans and installment loans. The Bank's loan portfolio totaled $28,979,242 at December 31, 2000. This represents 73.88% of its total assets. At that date, 57.43% consisted of real estate mortgage loans, 29.37% consisted of installment loans and 13.20% consisted of commercial loans.

Residential Mortgage Loans: The Bank offers residential mortgage loans with fixed rates of interest and loans with provision for periodic adjustments to the interest rate with three-year balloon provisions. The Bank's policy is to invest in residential mortgage loans in an original principal amount not to exceed 80% of the market value of the mortgaged real estate (referred to as the "loan-to-value ratio").

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

Further discussion of the Registrant's business is presented in the Business section on page 8 in the 2000 Annual Report to Shareholders incorporated herein by reference.

I.      STATISTICAL DISCLOSURE

        (A)  Distribution of Assets, Liabilities and Shareholders' Equity;

        (B)  Interest Rates and Interest Differential

A  table  and  discussion  of  the  Distribution  of  Assets,   Liabilities  and
Shareholders' Equity and Interest Rates and Interest Differential is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 5 under Analysis of Net Interest Income in the 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

II.  SECURITIES

     (A)  A table of securities as of December 31, 2000 and 1999 is set forth in
          Note 3 on pages 17 and 18 of the 2000 Annual Report to Shareholders. Such information is incorporated herein by reference

     (B) The following table shows the relative maturities and weighted yields of securities at December 31, 2000:

                                                                  1 Year or Less       1 Year - 5 Years        5 Years - 10 Years
                                                                 Amount     Yield      Amount      Yield      Amount        Yield
                                                                 ------     -----      ------      -----      ------        -----
           U.S. Treasury securities and obligations of U.S.
              Government, Corporations and Agencies            $ 1,154,480   5.63%      $ 682,502   5.96%   $ 1,012,504     5.94%
           States and Municipals (1)                               148,250   4.64%        268,706   4.98%        95,000     5.12%
           Mortgage-backed                                                                357,541   5.43%
                                                               -----------            -----------           -----------
                       Totals                                  $ 1,302,730   5.52%    $ 1,308,749   5.61%   $ 1,107,504     5.87%
                                                               ===========   =====    ===========   =====   ===========     =====

     (1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34%.

III.  LOAN PORTFOLIO

     (A) A table and discussion of the loan portfolio as of December 31, 2000 and 1999 is in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 7 and 8 under Loans and Loan Review Process and in Notes 1 and 4 on pages 15, 16 and 18, in the 2000 Annual Report to Shareholders, incorporated herein by reference.

     (B) The following table sets forth the remaining maturity of commercial loans at December 31, 2000 according to scheduled repayments of principal.

                                     1 Year or Less         1 - 3 Years           Total
                                     --------------         ------------          -----
             Commercial loans(1)       $3,576,480             $250,000          $3,826,480

     (1) These loans are disclosed at their contractual maturity, however, a significant number of loans are rolled over at maturity. These rollovers occur because contractual maturity is short-term and provides management the ability to frequently review the customers' credit worthiness.

     (C)   (1)  Nonaccrual, Past Due and Restructured Loans

     The following table sets forth non-performing loans at December 31:

                                                                                 2000                1999
                                                                                 ----                ----
Loans accounted for on a nonaccrual basis                                       $59,849             $78,643
Aggregate amount of loans ninety days or more past due
 (excludes loans on nonaccrual status above)
Troubled debt restructuring where terms have been
 renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial
 position of the borrower (excludes nonaccrual and loans
 past due ninety days or more above)                                                                  2,965
                                                                               --------           ---------
Total non-performing loans                                                      $59,849             $81,608
                                                                               ========           =========
Ratio for allowance for loan losses to non-performing loans                       2.75x               2.23x

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

          (3) There were no foreign loans outstanding as of December 31, 2000 and 1999.

          (4) There are no concentrations of loans exceeding 10% of total loans which are not already disclosed as a category at December 31, 2000.

     (D) As of December 31, 2000, there were no other interest-bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or
          (C)(2) of the Loan Portfolio listing if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                                 2000            1999
                                                                                 ----            ----
Balance of allowance for loan losses at the beginning of year:                  $181,951       $179,247
Charge-offs:        Commercial loans
                    Real estate loans
                    Installment loans                                             38,270         13,451
                                                                              ----------      ---------
                         Total charge-offs                                        38,270         13,451

Recoveries:         Commercial loans                                                 557          1,582
                    Real estate loans
                    Installment loans                                             16,380          2,573
                                                                              ----------      ---------
               Total recoveries                                                   16,937          4,155

                                                                        2000           1999
                                                                        ----           ----
             Net loans charged-off                                    $ 21,333         $ 9,296
                                                                   -----------      ----------
        Additions to allowance charged to operating expense              4,000          12,000
                                                                   -----------      ----------
             Balance at end of year                                  $ 164,618       $ 181,951
                                                                   ===========      ==========
        Average gross loans outstanding                             27,802,000      24,734,000
        Percent of net charge-offs during the period to average
           gross loans outstanding                                       0.08%           0.04%

Further discussion of the provision and allowance for loan losses as well as non-performing loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 and 8 under Loans and Loan Review Process and in Notes 1, 4 and 5 on pages 15, 16 and 18 in the 2000 Annual Report to Shareholders, incorporated herein by reference.

(B) The following table presents an allocation of the allowance for loan losses to the various loan categories for each year ended December 31:

                                                    2000                                      1999
                                           Allowance    % of Loans to              Allowance     % of Loans to
                                            Amount      Total Loans                 Amount        Total Loans
                                            ------      -----------                 ------        -----------
         Commercial                        $ 15,279       13.20%                    $ 14,854       12.66%
         Real estate                         35,516       57.43%                      14,765       57.81%
         Installment                         18,763       29.37%                      15,814       29.53%
         Unallocated                         95,060                                  136,518
                                          ---------      -------                   ---------      -------
              Total                       $ 164,618      100.00%                   $ 181,951      100.00%
                                          =========      =======                   =========      =======

V.     DEPOSITS

(A) The following table sets forth average deposit balances and the weighted average rate paid for the years ended December 31:

                                                                  2000                                     1999
                                                                Average                                   Average
                                                        Balance           Rate                   Balance           Rate
                                                        -------           ----                   -------           ----
         Demand Deposits                               $ 4,319,217        0.00%                 $ 4,058,765        0.00%
         Interest-bearing
            demand deposits                              4,092,097        2.04%                   4,138,297        2.24%
         Savings                                         7,453,469        2.13%                   7,219,987        2.25%
         Time deposits under $100,000                   14,725,067        5.83%                  14,714,172        5.70%
         Time deposits over $100,000                     2,659,920        5.55%                   1,879,102        5.06%
                                                      ------------        -----                ------------        -----
              Total                                   $ 33,249,770        3.75%                $ 32,010,323        3.72%
                                                      ============        =====                ============        =====

(B) The following table summarizes carrying balances of time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2000:

                          Three months or less                                        $ 2,117
                          Over three months through twelve months                         729
                          Over one year                                                   100
                                                                                 ------------
                               Total                                                  $ 2,946
                                                                                 ============

                                                                           2000         1999
                                                                           ----         ----
              Net Income to average assets                                 1.27%        1.18%
              Net Income to average shareholders' equity                  13.76%       13.32%
              Cash dividend payout ratio                                  29.92%       29.80%
              Average shareholders' equity to average total assets         9.25%        8.89%

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

     The  following  sets  forth  certain   information   with  respect  to  the
     Registrant's executive officers as of December 31, 2000:

                                                                                                 First Elected
              Name (age)                           Position with Registrant                 Officer of the Registrant
              ----------                           ------------------------                 -------------------------
              Ervin Nowak (69)                     Chairman                                        1990
              Michael L. Cahoon (67)               President and Chief Executive Officer           1990
              Paulette D. Kierzek (51)             Chief Financial Officer                         1990

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

ITEM 3 - PENDING LEGAL PROCEEDINGS

     NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.



                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information for this item appears on page 2 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item appears on pages 3 through 8 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements appear on pages 11 to 23 in the Annual Report to Shareholders for the year ended December 31, 2000 and are incorporated herein by reference:

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART-III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item appears under the headings "Election of Directors"; "List of Directors and Nominees for Election as Directors"; and "Committees of the Board of Directors" in the Registrant's 2000 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to "Additional Item" under Part I of this Form 10-KSB Report on page 8.

ITEM 10 - EXECUTIVE COMPENSATION

Information for this item appears under the heading of "Summary Compensation Table" in the Registrant's 2001 Proxy Statement as filed with the Commission, incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item appears under the headings of "Principal Holders of Securities"; and "Voting Securities and Beneficial Ownership of Directors and Officers" in the Registrant's 2001 Proxy Statement as filed with the Commission, incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item appears under the heading of "Other Transactions" in the Registrant's 2001 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to Note 4 of the Companys' Financial Statements filed under Item 7 of this Report.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     3. Exhibits
            Reference is made to the Exhibit Index on page 12 of this report.

(b) Report on Form 8-K
         No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.


                          HURON NATIONAL BANCORP, INC.


/s/ Michael L. Cahoon                            /s/ Paulette D. Kierzek
Michael L. Cahoon                                Paulette D. Kierzek
President and Chief Executive Officer            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 19, 2001.


/s/ Ervin Nowak                                   /s/ Lynwood Lamb
Ervin Nowak                                       Lynwood Lamb
Chairman of the Board                             Director


/s/ Marvin Beatty                                 /s/ Leon Delekta
Marvin Beatty                                     Leon Delekta
Vice Chairman of the Board                        Director


/s/ Eugene McLean                                 /s/ Michael L. Cahoon
Eugene McLean                                     Michael L. Cahoon
Director                                          Director, President and CEO


/s/ Donald Hampton                                /s/ Louis Dehring
Donald Hampton                                    Louis Dehring
Director                                          Director


/s/ John Tierney
John Tierney
Director


/s/ Dale L. Bauer                                 /s/ Paulette D. Kierzen
Dale L. Bauer                                     Paulette D. Kierzek
Vice President                                    Cashier

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

             13     Annual Report for the year ended December 31, 2000.

                    The consolidated financial statements and notes related thereto appear on pages 11 - 23, and the other information on pages 1 through 8 in the Annual Report to Shareholders are incorporated by reference in this Form 10-KSB Report. With the exception of these statements and information, the Annual Report to Shareholders for the year ended December 31, 2000, is not deemed filed as part of this Form 10-KSB Report.

             21     List of Subsidiary on page 13.

EXHIBIT 13

                          Huron National Bancorp, Inc.





                                      2000




                                  ANNUAL REPORT




                                                                             HNB

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS




SELECTED FINANCIAL DATA......................................................  1


TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER.............................  2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.........................................  3


BUSINESS.....................................................................  8


DIRECTORS AND EXECUTIVE OFFICERS.............................................  9


CONSOLIDATED FINANCIAL STATEMENTS:

  Report of Independent Auditors............................................. 10

  Consolidated Balance Sheets................................................ 11

  Consolidated Statements of Income.......................................... 12

  Consolidated Statements of Changes in Shareholders' Equity................. 13

  Consolidated Statements of Cash Flows...................................... 14

  Notes to the Consolidated Financial Statements............................. 15

                          HURON NATIONAL BANCORP, INC.
                             SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                          For the Year Ended December 31,
SUMMARY OF OPERATIONS                                2000             1999              1998             1997             1996
---------------------                                ----             ----              ----             ----             ----
     Total interest income                         $ 2,797,319      $ 2,595,526       $ 2,445,180      $ 2,308,579      $ 2,195,890
     Total interest expense                          1,247,316        1,189,450         1,151,318        1,117,854        1,075,226
                                                ---------------  ---------------   ---------------  ---------------  ---------------
     Net interest income                             1,550,003        1,406,076         1,293,862        1,190,725        1,120,664
     Provision for loan losses                           4,000           12,000            21,000           36,000           36,000
                                                ---------------  ---------------   ---------------  ---------------  ---------------
     Net interest income after provision
       for loan losses                               1,546,003        1,394,076         1,272,862        1,154,725        1,084,664
     Noninterest income                                123,330          119,945           132,034          135,432          147,347
     Noninterest expense                               974,811          905,009           865,599          818,870          786,566
                                                ---------------  ---------------   ---------------  ---------------  ---------------
     Income before income tax                          694,522          609,012           539,297          471,287          445,445
     Provision for income tax                          224,449          189,493           159,097          133,356          138,507
                                                ---------------  ---------------   ---------------  ---------------  ---------------
          NET INCOME                                 $ 470,073        $ 419,519         $ 380,200        $ 337,931        $ 306,938
                                                ===============  ===============   ===============  ===============  ===============


AVERAGE SHARES OUTSTANDING                              62,500           62,500            62,500           62,500           62,500

PER SHARE DATA

     Basic and diluted earnings                         $ 7.52           $ 6.71            $ 6.08           $ 5.41           $ 4.91
     Cash dividends                                       2.25             2.00              1.80             1.60             1.50
     Book value, end of year                             56.95            51.00             47.25            42.85            39.03

TOTAL AVERAGE EQUITY (000's)                           $ 3,417          $ 3,148           $ 2,864          $ 2,493          $ 2,363

TOTAL AVERAGE ASSETS (000's)                          $ 36,922         $ 35,418          $ 33,061         $ 31,238         $ 29,661

RATIOS

     Return on average total assets                      1.27%            1.18%             1.15%            1.08%            1.03%
     Average shareholders' equity to average
       total assets*                                     9.25%            8.89%             8.66%            7.98%            7.97%
     Return on average shareholders' equity*            13.76%           13.32%            13.28%           13.56%           12.99%
     Dividend payout ratio (dividends divided
       by net income)                                   29.92%           29.80%            29.59%           29.59%           30.54%

PERIOD END TOTALS (000's)

     Total assets                                     $ 39,225         $ 36,879          $ 34,729         $ 31,615         $ 30,292
     Total loans                                        28,979           26,704            23,558           19,854           19,186
     Total deposits                                     35,375           33,447            31,455           28,712           27,594
     Shareholders' equity                                3,559            3,188             2,953            2,678            2,440

* Average shareholders' equity includes net average unrealized gain/loss on securities available for sale.

                TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER
                ------------------------------------------------

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

                                          2000                                          1999
                                          ----                                          ----
                             Number of            Average Price            Number of            Average Price
                              Shares               Per Share                Shares               Per Share
                              ------               ---------                ------               ---------
         First Quarter           5                  $40.00                    75                  $40.00
                                 5                  $42.00
                                20                  $45.00

         Second Quarter        250                  $40.00                   100                  $40.00
                                25              Price Unknown                180                  $38.00

         Third Quarter         257                  $50.00                    56                  $38.00
                                                                              20                  $42.00

         Fourth Quarter         10                  $50.00                    10              Price Unknown
                                                                               1                  $38.00


As of December 31, 2000, the Company's shareholder list reflected approximately 622 shareholders of record and there were 62,500 shares of common stock issued and outstanding.

Dividends declared per share were $2.25 and $2.00 during 2000 and 1999.

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


SUMMARY

Net income of $470,073 was reported in 2000 compared to net income of $419,519 in 1999 and $380,200 in 1998. Basic and diluted earnings per share were $7.52 in 2000 compared to $6.71 in 1999 and $6.08 in 1998. For 2000, return on average assets and average equity equaled 1.27% and 13.76%. This compares to 1.18% and 13.32% in 1999 and 1.15% and 13.28% in 1998.

As of year end, total assets were $39,224,851, an increase of $2,345,817 or 6.36% over December 31, 1999. Total loans increased $2,275,425 at December 31, 2000 when compared to December 31, 1999, while securities decreased $1,582,699 and cash and cash equivalents increased by $1,611,365 for the same period. In total, the Bank's deposits increased from $33,447,444 in 1999 to $35,375,180 in 2000, with time deposit growth of $2,277,393 and noninterest bearing transaction accounts of $733,441. Customers are committing funds for extended periods of time rather than short term due to higher interest rates.

Shareholders' equity as a percent of assets increased to 9.07% at December 31, 2000 compared to 8.64% for December 31, 1999. This is the result of the Company's earnings keeping pace with asset growth.

RESULTS OF OPERATIONS

Analysis of Net Interest Income

The difference between interest generated by the Company's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Company's earnings. In 2000, net interest income, on a fully tax equivalent basis increased by $133,000 compared to 1999. The increase in the level of deposits partially offset the positive impact on net interest income from the increase in interest earning assets.

The following table summarizes the increases in net interest income.

                   Net Interest Income
                    (In thousands; fully taxable equivalent basis)            2000               1999               1998
                   -----------------------------------------------            ----               ----               ----
                   Interest income                                          $ 2,812            $ 2,621            $ 2,487
                   Interest expense                                           1,247              1,189              1,151
                                                                           ---------          ---------         ----------

                   Net interest income                                      $ 1,565            $ 1,432            $ 1,336
                                                                           =========          =========         ==========

                   Increase/(decrease) in net interest income                 $ 133               $ 96              $ 100
                   Percent increase of net interest income                    9.50%              7.19%              8.00%

The two variables that have the most significant effect on the change in the net interest income are volume and rate. Below is a chart which illustrates the impact of changes in these two important variables for 2000 and 1999.

            Change in Net                                       2000 Over 1999                          1999 Over 1998
            Interest Income (1)                                 Change Due to:                          Change Due to:
               (In thousands; fully
               taxable equivalent basis)              Volume         Rate          Total       Volume       Rate            Total
            ----------------------------              ------         ----          -----       ------       ----            -----
            Interest income
                 Loans                                  $  288        $ (33)        $ 255        $ 259         $ (50)       $ 209
                 Taxable securities                        (55)           4           (51)          31            (9)          22
                 Tax-exempt securities                     (30)           5           (25)         (46)            0          (46)
                 Federal funds sold and other                1           11            12          (39)          (12)         (51)
                                                  ------------- ------------ ------------- ------------ ------------- ------------
                      Total interest income                205          (13)          192          205           (71)         134
                                                  ------------- ------------ ------------- ------------ ------------- ------------
            Interest expense
                 Interest bearing DDA                       (4)          (6)          (10)           7           (21)         (14)
                 Savings                                     5           (8)           (3)          12           (16)          (4)
                 Time deposits                              46           25            72           66           (10)          56
                                                  ------------- ------------ ------------- ------------ ------------- ------------
                      Total interest expense                48           11            59           85           (47)          38
                                                  ------------- ------------ ------------- ------------ ------------- ------------
            Net interest income                          $ 157        $ (24)        $ 133        $ 120          $ 24           96
                                                  ============= ============ ============= ============ ============= ============

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


Analysis of the Company's net yield on earning assets is also used to evaluate changes in net interest income. The net yield on earning assets employs an effective cost of funds by recognizing interest-free liabilities and shareholders' equity which fund earning assets, and is computed by dividing net interest income by earning assets.

The  table  below   summarizes   the  Company's   average   balances,   interest
income/expense, interest rates, net yield on earning assets, and interest rate spread.

     Interest Rate Spread and Net
        Yield on Earning Assets                      2000                        1999                         1998
        (In Thousands)                   Average                     Average                      Average
     Assets                              Balance   Interest  Rate    Balance   Interest   Rate    Balance   Interest  Rate
     ------                             ---------- --------- ------ ---------- ---------  ----  ----------- -----------------
          Loans                          $ 27,795   $ 2,455   8.83%  $ 24,538   $ 2,200   8.97%  $ 21,662   $ 1,991   9.19%
          Taxable securities                3,995       241   6.04%     4,903       292   5.96%     4,384       270   6.15%
          Tax-exempt securities (fully
             taxable equivalent basis)        696        52   7.50%     1,099        77   7.03%     1,750       123   7.02%
          Federalgfundsnsold andeother      1,117        64   5.73%     1,090        52   4.77%     1,891       103   5.45%
                                        ---------- ---------        ---------- ---------        ---------- ---------
             Total interest earning        33,603     2,812   8.36%    31,630     2,621   8.29%    29,687     2,487   8.38%
                                        ---------- ---------        ---------- ---------        ---------- ---------

          Cash and due from banks           2,717                       2,996                       2,725
          Other assets, net                   602                         792                         649
                                        ----------                  ----------                  ----------
               Total Assets              $ 36,922                    $ 35,418                    $ 33,061
                                        ==========                  ==========                  ==========

     Liabilities
          Interest bearing DDA's          $ 4,059        83   2.04%   $ 4,227        93   2.20%   $ 3,968       107   2.70%
          Savings                           7,453       158   2.13%     7,220       162   2.24%     6,706       166   2.48%
          Time deposits                    17,293     1,006   5.82%    16,491       934   5.66%    15,329       878   5.73%
                                        ---------- ---------        ---------- ---------        ---------- ---------
             Total interest bearing        28,805     1,247   4.33%    27,938     1,189   4.26%    26,003     1,151   4.43%
                                        ---------- ---------        ---------- ---------        ---------- ---------

          DDA's                             4,411                       4,053                       3,911
          Other liabilities                   289                         279                         283
          Shareholders' equity              3,417                       3,148                       2,864
                                        ----------                  ----------                  ----------
               Total liabilities
                 and equity              $ 36,922                    $ 35,418                    $ 33,061
                                        ==========                  ==========                  ==========

               Net interest income
                 (fully taxable
                 equivalent basis)                  $ 1,565                     $ 1,432                     $ 1,336
                                                   =========                   =========                   =========
               Net interest spread                            4.04%                       4.03%                       3.95%
                                                            ========                    ========                    ========
               Net yield on interest
                 earning assets                               4.66%                       4.53%                       4.50%
                                                            ========                    ========                    ========
               Interest earning assets/
                 interest bearing
                 liabilities                                  1.17x                       1.13x                       1.14x

Non-Interest Income

The Company recorded noninterest income of $123,330, an increase of $3,385 or 2.82% from $119,945 in 1999. This increase was attributable to ATM usage and safe deposit rental fees.

Non-Interest Expense

During 2000, noninterest expense increased by $69,802 or 7.71% from $905,009 in 1999 to $974,811 in 2000. The increases included $53,998 in salaries & benefits which included contributions to the SEP Plan and the normal increase in salaries. The other increases include $8,954 in premises and equipment.

Provision for Income Taxes

The provision for income taxes was $224,449 in 2000 compared to $189,493 in 1999, an increase of $34,956 or 18.45%. The effective tax rate, derived by dividing applicable income tax expense by income before taxes, was 32% in 2000 and 31% in 1999.

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

GAP Analysis

The following table as of December 31, 2000 reflects how management has matched assets to liabilities that mature or have the ability to reprice in the following time frame:

Assets                         0-90 Days        91-365 Days       1 - 3 Years       3 - 5 Years      5 Years +          Total
------                         ---------        -----------       -----------       -----------      ---------          -----
Federal funds                   $3,000,000     $          -      $          -      $         -      $        -      $   3,000,000
Investments                        118,000         1,382,000           748,000          338,000       1,133,000         3,719,000
Loans                            1,784,000         2,815,000         5,594,000        7,781,000      11,005,000        28,979,000
                          ----------------- ----------------- ----------------- ---------------- --------------- -----------------
   Total                         4,902,000         4,197,000         6,342,000        8,119,000      12,138,000        35,698,000
                          ----------------- ----------------- ----------------- ---------------- --------------- -----------------

Liabilities
Interest-bearing
   transaction accounts          4,124,000                                                                              4,124,000
Savings                          7,337,000                                                                              7,337,000
Certificates of deposit          6,419,000         5,966,000         3,534,000        3,292,000                        19,211,000
                          ----------------- ----------------- ----------------- ---------------- --------------- -----------------
   Total                        17,880,000         5,966,000         3,534,000        3,292,000                        30,672,000

Asset/(Liabilities) GAP        (12,978,000)       (1,769,000)        2,808,000        4,827,000      12,138,000         5,026,000
                          ================= ================= ================= ================ =============== =================

Cumulative GAP               $ (12,978,000)    $ (14,747,000)    $ (11,939,000)    $ (7,112,000)    $ 5,026,000
                          ================= ================= ================= ================ ===============

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

The Bank's cumulative 1 year GAP position increased from ($14,495,000) at December 31, 1999 to ($14,747,000) at December 31, 2000 as a result of an increase of assets in the federal funds area. Management believes that the GAP overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing transaction and savings accounts may not reprice on an "instant basis". Management believes liabilities do not need to be repriced as soon as rates begin to move which gives them a "lag time" in the market and for the assets to reprice. It is also their belief that they are in a sufficient position to minimize any adverse effect to the Bank's financial position due to interest rate changes.

Capital

Management attempts to maintain sufficient capital to take advantage of market opportunities, yet provide a fair return to its shareholders.

The National Bank Act places limitations on the ability of the Bank to declare and pay dividends. As a general matter, the Bank may not pay dividends greater than the total of the Bank's net profits for that year combined with its retained net profits of the two preceding years. Further, the Comptroller of the Currency may prohibit the payment of cash dividends where it deems the payment to be an unsafe and unsound banking practice. Under the most restrictive of the dividend restrictions, in 2001 the Bank could pay additional dividends of approximately $630,000 plus 2001 net income to the Holding Company.

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

Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance-sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 Capital adds the allowance for loan losses. Tier 1 Capital cannot exceed Tier 2 Capital. Banks are required to have ratios of Tier 1 Capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At December 31, 2000, Huron National Bank had capital ratios well above the minimum regulatory guidelines as noted within footnote 14 of the Consolidated Financial Statements.

Loans and Loan Review Process

Maintaining  high asset  quality  is a key  determinant  of the Bank's  success.
Therefore,   Management   continually  monitors  impaired,   non-performing  and
delinquent loans and reports them monthly to the Board of Directors.

Non-accrual and loans past due 90 days or more approximated $60,000 or 0.21% of total loans at December 31, 2000 compared to approximately $79,000 or 0.29% a year earlier.

The provision for loan losses was $4,000 in 2000, $12,000 in 1999 and $21,000 in 1998. For the same years, charge-offs, net of recoveries, were $21,333, $9,296 and $22,384.

The allowance for loan losses is at $164,618 or 0.57% of total loans at December 31, 2000 compared to $181,951 or 0.68% of total loans at year-end 1999. The allowance is consistent with Management's recognition of problem loans along with Management's strategy to emphasize the quality of the loan portfolio. The allowance is considered adequate by Management. (See also Note 1 to the Consolidated Financial Statements)

Effects of Inflation

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

Huron National Bank is the largest of two banks located in Rogers City. The other bank was purchased by a bank holding company and converted into a branch office. The Bank also competes for loans and deposits with a savings and loan institution, and two credit unions. In addition, a total of three other banks operate branches in Presque Isle County, and money market funds also compete for deposits in the Bank's service area.

The Bank regularly makes commitments for secured term loans and commitments for lines of credit. These lines of credit are reviewed on an annual basis by the Bank's Board of Directors. However, these commitments are firm only to the extent that the respective borrower maintains a satisfactory credit history and does not represent any unusual credit risk. The Bank had $2,931,030 and $2,318,500 as of December 31, 2000 and 1999 in outstanding lines of credit and commitments to make loans of which $1,143,119 and $827,922 were still available to the respective borrower. Furthermore, the Bank had issued letters of credit totaling $167,000 and $288,248 as of December 31, 2000 and 1999.

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

As of December 31, 2000, the Bank did not have any foreign sources or applications of funds.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have any material effect upon the Bank's capital expenditures, earnings, or competitive position.

The Bank employed 14 full-time employees and 5 part-time employees at December 31, 2000.

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

DALE L. BAUER
Vice-President of:
  Huron National Bank

HURON NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

ASSETS                                                                              2000                         1999
                                                                                    ----                         ----
    Cash and due from banks                                                      $2,846,122                   $3,634,757
    Federal funds sold                                                            3,000,000                      600,000
                                                                              -------------                -------------
           Total cash and cash equivalents                                        5,846,122                    4,234,757
    Securities available for sale                                                 3,207,027                    4,814,098
    Securities held to maturity
        (Fair value of $522,800 in 2000
          and $490,310 in 1999)                                                     511,956                      487,584

    Loans                                                                        28,979,242                   26,703,817
        Allowance for loan losses                                                  (164,618)                    (181,951)
                                                                              -------------                -------------
           Net loans                                                             28,814,624                   26,521,866

    Bank premises and equipment - net                                               409,862                      442,326
    Accrued interest receivable                                                     296,069                      265,011
    Other assets                                                                    139,191                      113,392
                                                                              -------------                -------------
              Total Assets                                                     $ 39,224,851                 $ 36,879,034
                                                                              =============                =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                $4,702,260                   $3,968,819
        Interest-bearing transaction accounts                                     4,124,264                    5,177,940
        Savings                                                                   7,337,491                    7,366,913
        Time                                                                     19,211,165                   16,933,772
                                                                              -------------                -------------
              Total deposits                                                     35,375,180                   33,447,444
    Accrued interest payable                                                         75,952                       70,036
    Other liabilities                                                               214,414                      173,760
                                                                              -------------                -------------
              Total liabilities                                                  35,665,546                   33,691,240

Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                             625,000                      625,000
    Additional paid in capital                                                      625,000                      625,000
    Retained earnings                                                             2,315,264                    1,985,816
    Accumulated other comprehensive loss, net
      of tax of $3,070 in 2000 and $24,738 in 1999                                   (5,959)                     (48,022)
                                                                              -------------                -------------
              Total shareholders' equity                                          3,559,305                    3,187,794
                                                                              -------------                -------------
                 Total liabilities and shareholders' equity                    $ 39,224,851                 $ 36,879,034
                                                                              =============                =============

                            See accompanying notes                       Page 11

HURON NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------

               CONSOLIDATED STATEMENTS OF INCOME
             For the years ended December 31, 2000, 1999 and 1998

                                                                      2000                     1999                  1998
                                                                      ----                     ----                  ----
Interest Income
    Loans, including fees                                          $ 2,455,383              $ 2,200,281           $ 1,990,859
    Federal funds sold                                                  63,969                   49,530               101,184
    Securities:
      Taxable                                                          241,284                  292,201               269,853
      Tax exempt                                                        34,433                   51,264                81,034
      Other                                                              2,250                    2,250                 2,250
                                                                 -------------            -------------         -------------
        Total interest income                                        2,797,319                2,595,526             2,445,180

Interest Expense
    Deposits                                                         1,247,316                1,189,450             1,151,318
                                                                 -------------            -------------         -------------
Net Interest Income                                                  1,550,003                1,406,076             1,293,862

Provision for Loan Losses                                                4,000                   12,000                21,000
                                                                 -------------            -------------         -------------
Net Interest Income After
   Provision for Loan Losses                                         1,546,003                1,394,076             1,272,862

Non-Interest Income
    Service charges                                                     74,510                   78,789                87,855
    Other                                                               48,820                   41,156                44,179
                                                                 -------------            -------------         -------------
        Total non-interest income                                      123,330                  119,945               132,034

Non-Interest Expense
    Salaries and benefits                                              522,775                  468,777               435,478
    Premises and equipment                                             146,048                  137,094               132,960
    Legal and accounting fees                                           59,414                   59,049                56,726
    Other operating expense                                            246,574                  240,089               240,435
                                                                 -------------            -------------         -------------
        Total non-interest expense                                     974,811                  905,009               865,599
                                                                 -------------            -------------         -------------
Income Before Income Tax                                               694,522                  609,012               539,297

Provision for Income Tax                                               224,449                  189,493               159,097
                                                                 -------------            -------------         -------------
Net Income                                                           $ 470,073                $ 419,519             $ 380,200
                                                                 =============            =============         =============
Basic and Diluted Earnings Per Share                                    $ 7.52                   $ 6.71                $ 6.08
                                                                 =============            =============         =============

Page 12                  See accompanying notes

HURON NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            For the years ended December 31, 2000, 1999 and 1998

                                                                                                Accumulated Other
                                                                                                 Comprehensive
                                                                   Additional                     Income (Loss),      Total
                                                       Common       Paid In         Retained          Net         Shareholders'
                                                       Stock        Capital         Earnings        Of Tax            Equity
                                                       -----        -------         --------        ------            -------
BALANCE AT JANUARY 1, 1998                           $ 625,000     $ 625,000      $ 1,423,597         $ 4,253       $ 2,677,850
    Comprehensive income:
    Net income for the year                                                           380,200                           380,200
    Net change in unrealized gain on securities
      available for sale, net of tax of ($3,939)                                                        7,647             7,647
                                                                                                                 ---------------
        Total comprehensive income                                                                                      387,847
    Cash dividends ($1.80 per share)                                                 (112,500)                         (112,500)
                                                  ------------- -------------  ---------------  --------------   ---------------
BALANCE AT DECEMBER 31, 1998                           625,000       625,000        1,691,297          11,900         2,953,197
    Comprehensive income:
    Net income for the year                                                           419,519                           419,519
    Net change in unrealized loss on
      securities available for sale, net of
      tax of $32,892                                                                                  (63,850)
    Net cumulative effect of adopting
          SFAS No. 133, net of tax of ($2,024)                                                          3,928
                                                                                                --------------
          Total other comprehensive loss                                                                                (59,922)
                                                                                                                 ---------------
            Total comprehensive income                                                                                  359,597
    Cash dividends ($2.00 per share)                                                 (125,000)                         (125,000)
                                                  ------------- -------------  ---------------  --------------   ---------------
BALANCE AT DECEMBER 31, 1999                           625,000       625,000        1,985,816         (48,022)        3,187,794
    Comprehensive income:
    Net income for the year                                                           470,073                           470,073
    Net change in unrealized gain on
       securities available for sale, net of tax
        of ($21,669)                                                                                   42,063            42,063
                                                                                                                 ---------------
          Total comprehensive income                                                                                    512,136
    Cash dividends ($2.25 per share)                                                 (140,625)                         (140,625)
                                                  ------------- -------------  ---------------  --------------   ---------------
BALANCE AT DECEMBER 31, 2000                         $ 625,000     $ 625,000      $ 2,315,264        $ (5,959)      $ 3,559,305
                                                  ============= =============  ===============  ==============   ===============

HURON NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998

CASH FLOWS FROM OPERATING ACTIVITIES                                               2000               1999               1998
                                                                                   ----               ----               ----
    Net income                                                                     $ 470,073          $ 419,519          $ 380,200
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                 61,593             57,443             54,291
        Net premium amortization and discount accretion on securities                323,677            218,911            144,832
        Provision for loan losses                                                      4,000             12,000             21,000
        Increase/(decrease) in cash from change in assets
          and liabilities:
            Interest receivable                                                      (31,058)             2,171              3,480
            Other assets and other real estate                                       (25,799)            14,584             24,294
            Interest payable                                                           5,916             (3,693)            11,440
            Other liabilities                                                         18,985            (42,412)            80,150
                                                                              ---------------    ---------------    ---------------
                Net cash from operating activities                                   827,387            678,523            719,687
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
        Purchases                                                                                    (1,997,513)        (1,070,932)
        Maturities                                                                 1,350,000          1,281,429          1,000,000
    Held-to-maturity securities:
        Purchases                                                                   (195,246)                             (501,852)
        Maturities                                                                   168,000            667,000          1,510,000
    Net increase in loans                                                         (2,296,758)        (3,155,141)        (3,748,103)
    Purchases of property and equipment, net                                         (29,129)           (27,874)            (9,413)
                                                                              ---------------    ---------------    ---------------
                Net cash from investing activities                                (1,003,133)        (3,232,099)        (2,820,300)
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit accounts                                               1,927,736          1,992,730          2,742,665
    Dividends paid                                                                  (140,625)          (125,000)          (112,500)
                                                                              ---------------    ---------------    ---------------
                Net cash from financing activities                                 1,787,111          1,867,730          2,630,165
                                                                              ---------------    ---------------    ---------------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 1,611,365           (685,846)           529,552
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF YEAR                                                                4,234,757          4,920,603          4,391,051
                                                                              ---------------    ---------------    ---------------
  END OF YEAR                                                                    $ 5,846,122        $ 4,234,757        $ 4,920,603
                                                                              ===============    ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
    Interest                                                                     $ 1,241,400        $ 1,193,143        $ 1,137,543
    Federal income tax                                                               187,744            241,169             79,304


    Non cash investing activities:
    Loan transferred to other real estate                                                  0                  0           $ 21,448
    Transfer from held-to-maturity securities to available-for-sale                        0        $ 2,294,050                  0

Page 14                       See accompanying notes

HURON NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     NATURE OF OPERATIONS ~ The consolidated financial statements include the accounts of Huron National Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Huron National Bank (the "Bank"). All material intercompany balances and transactions are eliminated in consolidation.

     The Company is engaged in the business of commercial and retail banking, with operations conducted through its office located in Rogers City, Michigan. The surrounding communities are the source of substantially all of the Company's deposit and loan activities. The majority of the Company's income is derived from commercial and retail lending activites. Primarily all installment and residential loans are secured by real and personal property. Approximately 90% of commercial loans are secured by real estate.

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

As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activites." SFAS No. 133 requires all derivative instruments to be recorded at fair values. As the Bank had no derivative holdings in 2000 or 1999, the Company's early adoption of this standard had no effect on the financial statements other than the reclassifications of securities described below. As permitted by SFAS No. 133, upon adoption of the standard, the Company transferred securities from the held to maturity portfolio to the available for sale portfolio. At the date of transfer, these securities had a carrying amount of $2,294,050.

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

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 60 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectable. This typically occurs when the loan is 120 days or more past due.

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

     EARNINGS PER SHARE ~ Basic earnings per share is computed using the weighted average number of shares oustanding. The number of shares used in the computation of basic earnings per share was 62,500 for all years presented. The Bank did not have any dilutive shares during the years ended December 31, 2000, 1999, or 1998.

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

NOTE 2 - CASH AND DUE FROM BANKS

     As of December 31, 2000, the Bank was required to maintain cash balances with the Federal Reserve Bank in the amount of $75,000. These balances due not earn interest.

NOTE 3 - SECURITIES

The fair value and carrying amount, if different, for securities, the gains and losses included in accumulated other comprehensive loss for securities available for sale and the unrecognized gains and losses for securities held to maturity, at December 31 were as follows:

                 2000
              Securities Available for Sale:             Fair Value           Gains           Losses
              ------------------------------             ----------           -----           ------
                    U.S. Treasury                          $ 299,156                           $ (501)
                    U.S. Agency                            1,367,536                           (2,737)
                    Mortgage-backed                          357,541                           (8,182)
                    State and Municipal                    1,182,794         $ 2,392
                                                         $ 3,207,027         $ 2,392         $(11,420)

                                                                                                            Carrying
              Securities Held to Maturity:               Fair Value           Gains           Losses          Amount
              ----------------------------               ----------           -----           ------          ------
                    State and Municipal                    $ 522,800        $ 10,845         $     -       $ 511,956
                                                           $ 522,800        $ 10,845         $     -       $ 511,956


                 1999
              Securities Available for Sale:             Fair Value           Gains           Losses
              ------------------------------             ----------           -----           ------
                    U.S. Treasury                          $ 296,438        $    -           $ (2,506)
                    U.S. Agency                            1,606,203                          (39,444)
                    Mortgage-backed                          412,610                          (15,252)
                    State and Municipal                    1,770,144                          (14,660)
                    Corporate                                728,703                             (898)
                                                         $ 4,814,098        $    -           $(72,760)
                                                                                                            Carrying
              Securities Held To Maturity:               Fair Value           Gains           Losses          Amount
              ----------------------------               ----------           -----           ------          ------
                    State and Municipal                    $ 490,310         $ 2,726         $     -       $ 487,584
                                                           $ 490,310         $ 2,726         $     -       $ 487,584

There were no sales of securities during 2000, 1999 or 1998.

The carrying amount and estimated fair value of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Available for Sale                       Held to Maturity
                                                                                                           Carrying
                                                          Fair Value                      Fair Value        Amount
                                                          ----------                      ----------        ------
              Due in one year or less                    $ 1,154,480                       $ 148,511       $ 148,250
              Due after one year through five years          682,502                         248,595         243,706
              Due after five years through ten years       1,012,504                         125,694         120,000
                                                         -----------                       ---------       ---------
                   Subtotal                                2,849,486                         522,800         511,956
              Mortgage-backed                                357,541
                                                         -----------                       ---------       ---------
                        Totals                           $ 3,207,027                       $ 522,800       $ 511,956
                                                         ===========                       =========       =========

Securities available for sale with a fair value of $299,657 and $298,944 at December 31, 2000 and 1999 were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS

Loans consist of the following at December 31:

                                                                          2000              1999
                                                                          ----              ----
                                Commercial                               $ 3,826,480       $ 3,381,098
                                Real estate                               16,640,600        15,435,985
                                Installment                                8,512,162         7,886,734
                                                                     ----------------  ----------------
                                          Total loans                    $28,979,242       $26,703,817
                                                                     ================  ================

Certain directors and executive officers of the Company, including associates of such persons, were also loan customers. The following is a summary of the balance and activity of loans to such parties.

                                                                                              2000
                                                                                              ----
                                      Balance - January 1                                    $ 757,465
                                           New loans                                           155,553
                                           Repayments                                         (556,121)
                                                                                       ----------------
                                      Balance - December 31                                  $ 356,897
                                                                                       ================

NOTE 5 -  ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                                                          2000              1999              1998
                                                                          ----              ----              ----
                    Balance at beginning of year                           $ 181,951         $ 179,247         $ 180,631
                    Additions (Deductions)
                         Provision for loan losses                             4,000            12,000            21,000
                         Recoveries credited to allowance                     16,937             4,155             2,332
                         Loans charged-off                                   (38,270)          (13,451)          (24,716)
                                                                     ----------------  ----------------  ----------------
                    Balance at end of year                                 $ 164,618         $ 181,951         $ 179,247
                                                                     ================  ================  ================

During the years 2000 and 1999, the balance of impaired loans was considered to be immaterial.

NOTE 6 - BANK PREMISES AND EQUIPMENT - NET

Bank premises and equipment consist of the following at December 31:

                                                                                          Accumulated        Carrying
                    2000                                                  Cost           Depreciation          Amount
                    ----                                                  ----           ------------          ------
                    Land                                                    $ 60,000                            $ 60,000
                    Bank building and improvements                           487,002        $ (240,194)          246,808
                    Furniture and equipment                                  472,997          (369,943)          103,054
                                                                     ----------------  ----------------  ----------------
                         Total                                           $ 1,019,999        $ (610,137)        $ 409,862
                                                                     ================  ================  ================

                    1999
                    ----
                    Land                                                    $ 60,000                            $ 60,000
                    Bank building and improvements                           483,260        $ (226,430)          256,830
                    Furniture and equipment                                  468,427          (342,931)          125,496
                                                                     ----------------  ----------------  ----------------
                         Total                                           $ 1,011,687        $ (569,361)        $ 442,326
                                                                     ================  ================  ================

Provision for depreciation of %61,593, $57,443, and $54,291, were included in non-interest expense in 2000, 1999 and 1998.

NOTE 7 - DEPOSITS

The Bank had approximately $2,946,000 and $2,582,000 in time deposits issued in denominations of $100,000 or more as of December 31, 2000 and 1999. Interest expense on time deposits issued in denominations of $100,000 or more was approximately $148,000, $95,000, and $103,000 in 2000, 1999 and 1998.

At year-end 2000, stated maturities of time deposits were:

                                                     2001                $ 11,882,273
                                                     2002                   1,957,030
                                                     2003                   1,681,995
                                                     2004                     810,914
                                                     2005                   2,878,953
                                                                    ------------------
                                                                         $ 19,211,165
                                                                    ==================

Related party deposits totaled $496,506 and $359,614 at year-end 2000 and 1999.

NOTE 8 - INCOME TAX

The provision for federal income tax for the years ended December 31 consists of the following:

                                                                          2000                1999              1998
                                                                          ----                ----              ----
                Current expense                                             $ 219,636          $ 180,187       $ 186,242
                Deferred expense (benefit)                                      4,813              9,306         (27,145)
                                                                    ------------------   ----------------   -------------
                     Provision for income tax                               $ 224,449          $ 189,493        $159,097
                                                                    ==================   ================   =============

Included in other liabilities are deferred tax balances arising from the following items:

                                                                                                  December 31,
                            Deferred tax assets:                                              2000              1999
                                                                                              ----              ----
                               Allowance for loan losses                                        $ 34,073        $ 39,966
                               Unrealized loss on securities available for sale                    3,069          24,738
                               Other                                                                 477             754
                                                                                         ----------------   -------------
                                                                                                  37,619          65,458
                            Deferred tax liabilities:
                               Effects of preparing tax return on a cash basis                 $ (69,811)      $ (60,582)
                               Property and equipment                                            (92,876)       (101,392)
                               Other                                                              (2,616)         (4,687)
                                                                                         ----------------   -------------
                                                                                                (165,303)       (166,661)
                                                                                         ----------------   -------------
                                      Net deferred tax liability                              $ (127,684)      $(101,203)
                                                                                         ================   =============

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                                                      2000            1999             1998
                                                                                      ----            ----             ----
                          Statutory rate applied to income before taxes               $ 236,137       $ 207,064        $ 183,361

                          Add (deduct)
                             Tax-exempt interest income                                 (15,879)        (21,495)         (27,478)
                             Other                                                        4,191           3,924            3,214
                                                                                  --------------  --------------   --------------
                                    Provision for income tax                           $224,449       $ 189,493        $ 159,097
                                                                                  ==============  ==============   ==============

NOTE 9 - OTHER OPERATING EXPENSE

Other operating expenses for the years ended December 31 consist of the following:

                                                                                        2000            1999             1998
                                                                                        ----            ----             ----
                          Office supplies                                              $ 22,015        $ 27,793         $ 25,660
                          Directors fees                                                 43,200          57,200           52,800
                          General insurance                                              23,805          19,065           19,282
                          ATM fees                                                       24,257          25,406           23,929
                          Other expense                                                 133,297         110,625          118,764
                                                                                  --------------  --------------   --------------
                                    Total other operating expenses                     $246,574       $ 240,089        $ 240,435
                                                                                  ==============  ==============   ==============

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

As of December 31, the Bank had outstanding letters of credit, commitments to make loans and unused lines of credit as follows:

                                                                                        2000            1999
                                                                                        ----            ----
                                      Outstanding letters of credit                   $ 167,000       $ 288,248
                                      Commitments to make loans
                                         and unused lines of credit                   1,143,119         827,922

All commitments above are at fixed rates and carry rates of interest from 8% to 11% and generally expire within one year.

Since certain commitments to make loans and fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.

From time to time claims are made against the Company in the normal course of business. There were no material outstanding claims at December 31, 2000.

The Company's loan and deposit relationships are not concentrated in any particular industry, nor is there significant dependence on any one employer. Noninterest-bearing deposits and federal funds sold held by Bank One, amounted to $4,829,554 and $2,684,855 at December 31, 2000 and 1999.

NOTE 11 - DIVIDENDS

Guidelines with respect to maintenance of capital adopted by federal banking law limits the amount of cash dividends the Bank can pay to the Holding Company to the extent of net retained profits (as defined by the regulatory agencies) for the current and two preceding years, and is further limited by the requirement that the Bank maintain positive retained earnings. Under the most restrictive of the above regulations, in 2001 the Bank is limited to paying additional dividends of approximately $630,000 plus 2001 net income.

NOTE 12 - PENSION PLAN

The Bank has a Simplified Employee Pension (SEP) Plan that is a defined contribution plan. Employees become eligible to participate in the SEP Plan after two years of service in the immediately preceding five plan years and after attaining the age of 21. In each plan year the Bank may contribute to the SEP Plan the lesser of $30,000 or a percentage of each participant's compensation as reported on Form W-2. The contribution is determined annually by the Bank's Board of Directors. Also, participants may make contributions to the SEP Plan subject to certain requirements and limitations. In all cases, Bank and participant contributions may not exceed limitations established by the Internal Revenue Service. Expense recognized by the Bank in relation to the SEP Plan for the year ended December 31, 2000, 1999 and 1998 was $8,002, $7,106 and $6,653.

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

The fair value of commitments is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments to extend credit and standby letters of credit were immaterial at the reporting dates presented.

The carrying amounts and fair values of the Company's financial instruments (in thousands) are as follows as of year-end.

                                                                2000                        1999
                                                       Carrying       Fair         Carrying        Fair
                                                        Amount       Value          Amount        Value
                                                        ------       -----          ------        -----
              Financial assets
                   Cash and cash equivalents            $ 5,846      $ 5,846        $ 4,235        $ 4,235
                   Securities                             3,719        3,730          5,302          5,304
                   Loans, net                            28,815       28,688         26,522         26,680
                   Federal Reserve stock                     38           38             38             38
                   Accrued interest receivable              296          296            265            265

              Financial liabilities
                   Deposits                            $(35,375)    $(34,764)      $(33,447)     $ (33,313)
                   Accrued interest payable                 (76)         (76)           (70)           (70)

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

CONDENSED FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company:

           CONDENSED BALANCE SHEETS
                                                                                                 December 31,
           ASSETS                                                                             2000          1999
                                                                                              ----          ----
                Cash and cash equivalents                                                 $       1,373    $     2,613
                Investment in Huron National Bank                                             3,557,932      3,185,181
                                                                                          -------------    -----------
                     Total assets                                                         $   3,559,305    $ 3,187,794
                                                                                          =============    ===========
           LIABILITIES                                                                    $                $

           SHAREHOLDERS' EQUITY                                                           $   3,559,305    $ 3,187,794
                                                                                          -------------    -----------
                     Total liabilities and shareholders' equity                           $   3,559,305    $ 3,187,794
                                                                                          =============    ===========

At year end, the Bank's actual capital levels (in millions) and minimum required levels were:

                                                                                                Minimum Required To
                                                                          Minimum Required        Be Well Capitalized
                                                                            For Capital         Under Prompt Corrective
                                                            Actual        Adequacy Purposes       Action Regulations
           2000                                        Amount   Ratio      Amount   Ratio         Amount       Ratio
           ----                                        ------   -----      ------   -----         ------       -----
           Total capital (to risk weighted assets)     $ 3.7     14.6%     $ 2.1    8.0%          $ 2.6        10.0%
           Tier 1 capital (to risk weighted assets)      3.6     13.9%       1.0    4.0%            1.5         6.0%
           Tier 1 capital (to average assets)            3.6      9.4%       1.5    4.0%            1.9         5.0%

           1999
           Total capital (to risk weighted assets)     $ 3.4     14.4%     $ 1.9    8.0%          $ 2.4        10.0%
           Tier 1 capital (to risk weighted assets)      3.2     13.6%       1.0    4.0%            1.4         6.0%
           Tier 1 capital (to average assets)            3.2      8.9%       1.4    4.0%            1.8         5.0%

The Bank at year end 2000 and 1999 was categorized as well capitalized.

NOTE 15 - HURON NATIONAL BANCORP, INC. (PARENT COMPANY ONLY)

                                                CONDENSED STATEMENTS OF INCOME
                                                                                     Years Ended December 31,
                                                                                2000           1999            1998
                                                                                ----           ----            ----
         Operating Income
              Dividends from Huron National Bank                              $ 150,625      $ 135,000       $ 122,500
         Operating Expenses
              Other expenses                                                     11,240          8,759          10,719
                                                                           -------------  -------------   -------------
         Income before equity in undistributed
            net income of subsidiary                                            139,385        126,241         111,781

         Equity in undistributed net income of subsidiary                       330,688        293,278         268,419
                                                                           -------------  -------------   -------------
         Net Income                                                           $ 470,073      $ 419,519       $ 380,200
                                                                           =============  =============   =============

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                                    Years Ended December 31,
                                                                               2000           1999            1998
                                                                               ----           ----            ----
         Cash Flows from Operating Activities
              Net income                                                      $ 470,073      $ 419,519       $ 380,200
              Adjustments to reconcile net income to
                 cash from operating activities:
              Equity in undistributed net income
                 of subsidiary                                                 (330,688)      (293,278)       (268,419)
                                                                           -------------  -------------   -------------
         Net cash from operating activities                                     139,385        126,241         111,781
                                                                           -------------  -------------   -------------
         Cash Flows from Financing Activities
              Dividends paid                                                   (140,625)      (125,000)       (112,500)
                                                                           -------------  -------------   -------------
              Net Cash from Financing Activities                               (140,625)      (125,000)       (112,500)
                                                                           -------------  -------------   -------------
         Net Change in Cash and Cash Equivalents                                 (1,240)         1,241            (719)
         Cash and Cash Equivalents at:
              Beginning of the period                                             2,613          1,372           2,091
                                                                           -------------  -------------   -------------
              End of the period                                                 $ 1,373        $ 2,613         $ 1,372
                                                                           =============  =============   =============


NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  Interest      Net Interest     Net            Earnings
                 2000                              Income          Income       Income         Per Share
                 ----                              ------          ------       ------         ---------
                      First quarter              $ 676,154       $ 368,371     $111,996         $ 1.79
                      Second quarter               680,358         375,259      112,706           1.80
                      Third quarter                698,568         395,561      122,852           1.97
                      Fourth quarter               742,239         410,812      122,519           1.96

                 1999
                 ----
                      First quarter              $ 639,592       $ 347,366     $104,815         $ 1.68
                      Second quarter               639,427         343,429       99,908           1.60
                      Third quarter                652,525         352,781      103,022           1.65
                      Fourth quarter               663,982         362,500      111,774           1.78

                               HURON NATIONAL BANK
                              200 East Erie Street
                              Rogers City, MI 49779
                              Phone: (517) 734-4734
                               Fax: (517) 734-4737
                            email: hnb@george.lhi.net
--------------------------------------------------------------------------------
HOURS
               Bank Lobby -             9:00 a.m. - 3:00 p.m. Monday-Thursday
                                                 9:00 a.m. - 5:00 p.m. Friday

               Drive-up Window -          9:00 a.m. - 5:00 p.m. Monday-Friday
                                                 9:00 a.m. - 12 noon Saturday

               ATM -                                       Available 24 hours
--------------------------------------------------------------------------------
BOARD OF DIRECTORS AND OFFICERS

                         Ervin Nowak, Chairman
                         Marvin Beatty, Vice-Chairman
                         Michael L. Cahoon, President & CEO, Director
                         Louis Dehring, Director
                         Leon Delekta, Director
                         Donald Hampton, Director
                         Lynwood Lamb, Director
                         Eugene McLean, Director
                         John Tierney, Director
                         Dale L. Bauer, Vice-President
                         Paulette D. Kierzek, Cashier & Secretary to the Board

--------------------------------------------------------------------------------
PERSONNEL

                         Shirley Bisson, Teller
                         Holly Bruning, Teller
                         Lisa Ciarkowski, Teller /Bookkeeper
                         Diane Delekta, Teller
                         Ann Hall, Bookkeeper
                         Vicki Kieliszewski, Bookkeeping Supervisor
                         Julie Konieczny, Receptionist & Loan Clerk
                         Judy Meyer, Proof Operator
                         Ruth Myers, Head Teller
                         Heather Sobeck, Bookkeeper
                         Connie Standen, Teller
                         Jennifer Tomas, Teller
                         Corinna Willis, Teller
                         Mary Sue Wozniak, Loan Supervisor

                                   EXHIBIT 21



                               LIST OF SUBSIDIARY


               NAME                                   INCORPORATED
               ----                                   ------------
    1.  Huron National Bank                             Michigan