Form 10QSB
period 2001-03-31
HURON NATIONAL BANCORP INC
filed 2001-05-09
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2001

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


    $10.00 par value of common stock         62,500 shares as of April 27, 2001
               (Class)                                  (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS




PART I    FINANCIAL INFORMATION (CONDENSED)

ITEM 1    Consolidated Balance Sheet (Unaudited)
              March 31, 2001                                                   2

          Consolidated Statements of Income and Comprehensive Income
              (Unaudited) Three months ended March 31, 2001 and 2000           3

          Consolidated Statements of Cash Flows (Unaudited)
              Three months ended March 31, 2001 and 2000                       4

          Notes to the Consolidated Financial Statements (Unaudited)           5


ITEM 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        6



PART II   OTHER INFORMATION

          Item 1 - Legal Proceedings                                          10

          Item 2 - Changes in Securities                                      10

          Item 3 - Defaults upon Senior Securities                            10

          Item 4 - Submission of Matters to a Vote of Security Holders        10

          Item 5 - Other Information                                          10

          Item 6 - Exhibits and Reports on Form 8-K                           10

          Signatures                                                          11

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                          March 31,
ASSETS                                                                                      2001
                                                                                            ----
    Cash and due from banks                                                               $ 2,790,112
    Federal funds sold                                                                      3,500,000
                                                                                       ---------------
              Cash and cash equivalents                                                     6,290,112

    Securities available for sale                                                           3,761,354
    Securities held to maturity                                                               441,355
                                                                                       ---------------
              Total investment securities                                                   4,202,709
    Loans
        Commercial                                                                          3,727,632
        Real Estate                                                                        16,914,995
        Installment                                                                         8,734,128
                                                                                       ---------------
               Total loans                                                                 29,376,755
        Allowance for loan losses                                                            (164,511)
                                                                                       ---------------
           Net loans                                                                       29,212,244
    Bank premises and equipment - net                                                         460,330
    Accrued interest receivable                                                               346,652
    Other assets                                                                              143,448
                                                                                       ---------------
              Total assets                                                                $40,655,495
                                                                                       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                         $ 4,130,731
        Interest-bearing transaction accounts                                               4,180,941
        Savings                                                                             6,849,274
        Time                                                                               21,433,928
                                                                                       ---------------
              Total deposits                                                               36,594,874
                                                                                       ---------------
    Accrued interest payable                                                                   92,476
    Other liabilities                                                                         257,826
                                                                                       ---------------
              Total liabilities                                                            36,945,176
Shareholders' equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                                       625,000
    Additional paid in capital                                                                625,000
    Retained earnings                                                                       2,439,291
    Accumulated other comprehensive income, net                                                21,028
              Total shareholders' equity                                                    3,710,319
                                                                                       ---------------
                 Total liabilities and shareholders' equity                               $40,655,495
                                                                                       ===============

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                                         Three Months Ended
                                                                               March 31,                     March 31,
Interest Income                                                                  2001                          2000
                                                                                 ----                          ----
    Loans, including fees                                                       $ 654,159                    $ 578,453
    Federal funds sold                                                             47,542                       20,807
      Taxable                                                                      50,085                       67,333
      Tax exempt                                                                    8,497                        8,998
      Other                                                                           563                          563
                                                                              ------------                 ------------
        Total interest income                                                     760,846                      676,154

Interest Expense
    Deposits                                                                      365,793                      307,423
                                                                              ------------                 ------------
Net Interest Income                                                               395,053                      368,731
Provision for Loan Losses                                                               0                        3,000
                                                                              ------------                 ------------
Net Interest Income After
   Provision for Loan Losses                                                      395,053                      365,731

Non-Interest Income
    Service charges                                                                19,534                       17,495
    Other                                                                          10,808                       13,067
                                                                              ------------                 ------------
        Total non-interest income                                                  30,342                       30,562
                                                                              ------------                 ------------
Non-Interest Expense
    Salaries and benefits                                                         133,944                      120,729
    Premises and equipment                                                         41,361                       34,072
    Legal and accounting fees                                                      16,340                       13,192
    Other operating expense                                                        63,765                       62,972
                                                                              ------------                 ------------
        Total non-interest expense                                                255,410                      230,965
                                                                              ------------                 ------------
Income Before Income Tax                                                          169,985                      165,328

Provision for Income Tax                                                           55,977                       53,332
                                                                              ------------                 ------------
Net Income                                                                      $ 114,009                    $ 111,996
                                                                              ============                 ============
Comprehensive Income                                                            $ 140,995                    $ 107,434
                                                                              ============                 ============
Basic Earnings Per Share                                                           $ 1.82                       $ 1.79
                                                                              ============                 ============

           See notes to the interim consolidated financial statements
                                                                               3

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Three Months Ended
                                                                                           March 31,             March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                          2001                  2000
                                                                                              ----                  ----
    Net income                                                                             $ 114,008             $ 111,996
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                         15,838                14,844
        Net premium amortization and discount accretion on securities                         (8,726)               43,006
        Provision for loan losses                                                                  0                 3,000
        Net change in:
            Other assets and interest receivable                                             (54,839)              (42,052)
            Other liabilities and interest payable                                            76,948                62,804
                                                                                        -------------         -------------
                Net cash from operating activities                                           143,229               193,598
                                                                                        -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                          (1,025,006)                    0
       Maturities                                                                            500,000                     0
   Held-to-maturity securities:
       Maturities                                                                             70,000                90,000
    Net change in loans                                                                     (397,620)             (218,475)
    Purchase of property and equipment                                                       (66,306)               (4,098)
                                                                                        -------------         -------------
                Net cash from investing activities                                          (918,932)             (132,573)
                                                                                        -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposit accounts                                                         1,219,693              (527,861)
                                                                                        -------------         -------------
                Net cash from financing activities                                         1,219,693              (527,861)
                                                                                        -------------         -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      443,990              (466,836)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                      5,846,122             4,234,757
                                                                                        -------------         -------------

  END OF PERIOD                                                                          $ 6,290,112           $ 3,767,921
                                                                                        =============         =============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                             $ 349,269             $ 301,945
      Federal income tax                                                                    $ 34,744              $ 52,744

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Huron National Bank after elimination of significant inter-company transactions and accounts.
     The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 2000.

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2001, and the results of operations for the three month periods ended March 31, 2001 and 2000.

3. During the three month period ended March 31, 2001, there were no sales of available-for-sale securities. For this period, the net unrealized holding gain or loss on available-for-sale securities was an increase of $31,860. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of March 31, 2001 was $457,591.

4. Loans past due ninety days or more, nonaccruals and restructured loans decreased by approximately $113,966 during the three months ended March 31, 2001 to $59,849. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of March 31, 2001, the Bank had outstanding commitments to make loans totaling $880,008 and outstanding letters of credit of $167,000.

5. The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.

6. Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computations of basic earnings per share was 62,500 for 2001 and 2000.

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

Summary of Financial Position

     Total assets at March 31, 2001 increased from December 31, 2000 by 3.65%, or $1,430,644. This increase primarily was the result of an increase in deposits of $1,219,694, cash and due from banks of $443,990 and net loans of $397,620 from December 31, 2000. The net loan to deposit ratio decreased from 81.22% at December 31, 2000 to 79.83% at March 31, 2001. The allowance for loan losses decreased by $107.

     During the first three months of 2001, the Bank has seen an increase in total deposits of 3.45% or $1,219,694, primarily in time accounts. This increase was offset by decreases in savings accounts as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial institutions in Presque Isle County.

Results of Operations

     Net income for the three months ended March 31, 2001 totaled $114,008 compared to $111,996 for the three months ended March 31, 2000, an increase of $2,012. The increase is primarily the result of an increase in total interest income of $84,692 offset by an increase in interest expense of $58,370 and noninterest expense of $24,446.

     The Bank is required to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of March 31, 2001 and 2000, total comprehensive income was $140,995 and $107,434.

     The provision for loan losses for the three month periods ended March 31, 2001 and 2000 was $0 and $3,000. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

     Non-interest income for the three months ended March 31, 2001 totaled $30,342 compared to $30,562 in 2000. The decrease was primarily related to other fee income.

     Non-interest expense for the three months ended March 31, 2001 totaled $255,411 compared to $230,965 at March 31, 2000. This increase of $24,446 was primarily due to normal pay increases in salaries and benefits of $13,215.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 32.9% and 32.3% for the three month periods ended March 31, 2001 and 2000. This increase between periods is primarily the result of higher net income and a decrease in the proporation of net income derived from tax exempt securities.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income of $26,322 for the three months ended March 31, 2001 over the comparable prior year period mainly due to a greater increase in volume of interest earning assets over interest bearing liabilities. The rate paid on interest bearing liabilities increased 36 basis points over the three months ended March 31, 2001 as compared with the same period in 2000. Loan rates have increased along with loan volume, accounting for the most significant portion of growth to interest income. The rate and volume fluctuations have resulted in a slight increase in the gross yield on interest earning assets of 8 basis points. The net yield on interest earning assets decreased from 4.47% for the three months ended March 31, 2000 to 4.30% for the same period 2001. The increased volume offset with the decrease in margin increased the net interest income by $26,063 on a fully tax equivalent basis.

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

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At March 31, 2001 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of March 31, 2001, the Bank's consolidated actual capital levels and minimum required levels are:

                                                                                                    Minimum Required To
                                                                             Minimum Required       Be Well Capitalized
                                                                                For Capital        Under Prompt Corrective
                                                   Actual                    Adequacy Purposes       Action Regulations
      (In Thousands)                               Amount       Ratio         Amount    Ratio       Amount       Ratio
      --------------                               ------       -----         ------    -----       ------       -----
      Total capital (to risk weighted assets)      $3,836       14.30%        $2,146    8.00%       $2,682      10.00%
      Tier 1 capital (to risk weighted assets)      3,671       13.69%         1,073    4.00%        1,609       6.00%
      Tier 1 capital (to average assets)            3,671        9.08%         1,617    4.00%        2,021       5.00%

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

     The Bank's cumulative 1 year GAP position has increased from ($14,747,000) at December 31, 2000 to ($15,750,073) at March 31, 2001 primarily due to the increase in longer investments and federal funds maturing within one year. Also, an increase in certificates of deposits maturing within one year has increased the cumulative GAP position.

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

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the three months ended March 31, 2001.


ITEM 2 - CHANGES IN SECURITIES

     No changes in securities relevant to the requirements of this section occurred during the three months ended March 31, 2001.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2001.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of the Registrant's security holders during the three months ended March 31, 2001.


ITEM 5 - OTHER INFORMATION

     No other information to report during the three months ended March 31, 2001.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1.  Exhibits required by Item 601 of Regulation S-K.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 2001.

                          HURON NATIONAL BANCORP, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HURON NATIONAL BANCORP, INC.




                                       By: /s/ Michael L. Cahoon
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                       Dated:  5/9/01


                                       By: /s/ Paulette D. Kierzek
                                           Paulette D. Kierzek
                                           Chief Financial Officer
                                       Dated:  5/9/01