Form 10QSB
period 2001-06-30
HURON NATIONAL BANCORP INC
filed 2001-08-13
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2001
                         Commission File Number 0-19181



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




   $10.00 par value of common stock       62,500 shares as of August 3, 2001
              (Class)                               (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Balance Sheet (Unaudited)
              June 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . 2

          Consolidated Statements of Income and Comprehensive Income (Unaudited)
              Three and six months ended June 30, 2001 and 2000 . . . . . 3

          Consolidated Statements of Cash Flows (Unaudited)
              Six months ended June 30, 2001 and 2000 . . . . . . . . . . 4

          Notes to the Consolidated Financial Statements (Unaudited). . . 5


ITEM 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . 6
 .



PART II   OTHER INFORMATION

          Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . 10

          Item 2 - Changes in Securities . . . . . . . . . . . . . . . . .10

          Item 3 - Defaults upon Senior Securities . . . . . . . . . . . .10

          Item 4 - Submission of Matters to a Vote of Security Holders.. .10

          Item 5 - Other Information. . . . . . . . . . . . . . . . . . . 10

          Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . 10

          Signatures. .. . . . . . . . . . . . . . . . . . . . . . . . . .11

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                           June 30,
ASSETS                                                       2001
                                                             ----
    Cash and due from banks                                         $ 3,242,175
    Federal funds sold                                                4,000,000
                                                                   ------------
              Cash and cash equivalents                               7,242,175

    Securities available for sale                                     4,717,406
    Securities held to maturity                                         370,869
                                                                   ------------
              Total investment securities                             5,088,275
    Loans
        Commercial                                                    3,705,634
        Real Estate                                                  16,668,733
        Installment                                                   9,078,116
                                                                   ------------
               Total loans                                           29,452,483
        Allowance for loan losses                                      (163,465)
                                                                   ------------
           Net loans                                                 29,289,018
    Bank premises and equipment - net                                   451,152
    Accrued interest receivable                                         327,491
    Other assets                                                        120,210
                                                                   ------------
              Total assets                                          $42,518,321
                                                                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                   $ 4,462,442
        Interest-bearing transaction accounts                         4,012,559
        Savings                                                       7,066,901
        Time                                                         22,855,580
                                                                    -----------
              Total deposits                                         38,397,482
                                                                    -----------
    Accrued interest payable                                             82,014
    Other liabilities                                                   203,320
                                                                    -----------
              Total liabilities                                      38,682,816
Shareholders' equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                 625,000
    Additional paid in capital                                          625,000
    Retained earnings                                                 2,552,275
    Accumulated other comprehensive income, net                          33,230
                                                                    -----------
              Total shareholders' equity                              3,835,505
                                                                    -----------

                 Total liabilities and shareholders' equity         $42,518,321
                                                                    ===========

           See notes to the interim consolidated financial statements          2

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                          Three Months Ended                               Six Months Ended
                                                        June 30,           June 30,          June 30,           June 30,
Interest Income                                           2001               2000              2001               2000
                                                          ----               ----              ----               ----

    Loans, including fees                              $ 664,550          $ 599,088        $1,318,709         $1,177,541
    Federal funds sold                                    34,596              6,477            82,136             27,284
    Securities:
      Taxable                                             52,746             66,500           102,832            133,833
      Tax exempt                                          10,021              7,731            18,518             16,729
      Other                                                  562                562             1,125              1,125
                                                         -------            -------         ---------          ---------
        Total interest income                            762,475            680,358         1,523,320          1,356,512

Interest Expense
    Deposits                                             381,229            305,099           747,022            612,522
                                                         -------            -------           -------            -------
Net Interest Income                                      381,246            375,259           776,298            743,990

Provision for Loan Losses                                      0              1,000                 0              4,000
                                                         -------            -------           -------            -------
Net Interest Income After
   Provision for Loan Losses                             381,246            374,259           776,298            739,990

Non-Interest Income
    Service charges                                       19,160             19,186            38,695             36,681
    Other                                                 12,773              8,894            23,580             21,961
                                                         -------            -------           -------            -------
        Total non-interest income                         31,933             28,080            62,275             58,642
                                                         -------            -------           -------            -------
Non-Interest Expense
    Salaries and benefits                                132,292            124,613           266,234            245,342
    Premises and equipment                                36,884             33,263            78,246             67,335
    Legal and accounting fees                             18,259             12,846            34,599             26,038
    Other operating expense                               65,404             64,328           129,169            127,300
                                                         -------            -------           -------            -------
        Total non-interest expense                       252,839            235,050           508,248            466,015
                                                         -------            -------           -------            -------
Income Before Income Tax                                 160,340            167,289           330,325            332,617

Provision for Income Tax                                  52,356             54,583           108,333            107,915
                                                         -------            -------           -------            -------

Net Income                                             $ 107,984          $ 112,706         $ 221,992          $ 224,702
                                                         =======            =======           =======            =======

Comprehensive Income                                   $ 120,186          $ 116,303         $ 255,222          $ 223,737
                                                         =======            =======           =======            =======
Basic and Diluted Earnings Per Share                      $ 1.73             $ 1.80            $ 3.55             $ 3.60
                                                         =======            =======           =======            =======

           See notes to the interim consolidated financial statements          3

                          HURON NATIONAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Six Months Ended
                                                                                            June 30,             June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                          2001                 2000
                                                                                              ----                 ----

    Net income                                                                             $ 221,992             $ 224,702
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                         31,820                26,421
        Net premium amortization and discount accretion on securities                         21,674                68,276
        Provision for loan losses                                                                  0                 4,000
        Net change in:
            Other assets and interest receivable                                             (12,441)              (62,086)
            Other liabilities and interest payable                                            10,884               (14,096)
                                                                                      ---------------      ----------------
                Net cash from operating activities                                           273,929               247,217
                                                                                      ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                          (2,542,674)                    0
       Maturities                                                                          1,050,000               325,000
   Held-to-maturity securities:
       Maturities                                                                            140,000               160,000
    Net change in loans                                                                     (474,394)           (1,354,450)
    Purchase of property and equipment                                                       (73,110)              (14,146)
                                                                                      ---------------      ----------------
                Net cash from investing activities                                        (1,900,178)             (883,596)
                                                                                      ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposit accounts                                                         3,022,302              (372,374)
                                                                                      ---------------      ----------------
                Net cash from financing activities                                         3,022,302              (372,374)
                                                                                      ---------------      ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    1,396,053              (980,561)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                      5,846,122             4,234,757
                                                                                      ---------------      ----------------

  END OF PERIOD                                                                          $ 7,242,175           $ 3,254,196
                                                                                      ===============      ================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                             $ 740,960             $ 612,850
      Federal income tax                                                                   $  88,744             $  97,744

           See notes to the interim consolidated financial statements          4

                          HURON NATIONAL BANCORP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   The  consolidated   financial   statements  include  the  accounts  of  the
     Registrant and its wholly-owned subsidiary, Huron National Bank after elimination of significant inter-company transactions and accounts.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to theconsolidated financial statements contained in the Annual Report for the year ended December 31, 2000.

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2001, and the results of operations for the three and six month periods ended June 30, 2001 and 2000.

3. During the six month period ended June 30, 2001, there were no sales of available-for-sale securities. For this period, the net unrealized holding gain or loss on available-for-sale securities was $50,349. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of June 30, 2001 was $382,745.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $131,350 during the six months ended June 30, 2001 to $191,350. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of June 30, 2001, the Bank had outstanding commitments to make loans totaling $1,199,264 and outstanding letters of credit of $190,000.

5. The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.

6. Basic and diluted earnings per share is computed using the weighted average number of shares outstanding. There were no diluted shares as of June 30, 2001 and 2000. The number of shares used in the computations of basic and diluted earnings per share was 62,500 for 2001 and 2000.

                                   Continued                                   5

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

Summary of Financial Position

Total assets at June 30, 2001 increased from December 31, 2000 by 8.40%, or $3,293,470. This increase primarily was the result of an increase in and cash and due from banks, federal funds of $1,396,053, loans of $473,241 and securities of $1,369,292 from December 31, 2000. The net loan to deposit ratio decreased from 81.45% at December 31, 2000 to 76.28% at June 30, 2001. The allowance for loan losses decreased by $1,153.

During the first six months of 2001, the Bank has seen an increase in total deposits of 8.54% or $3,022,302, primarily in time deposits.

Results of Operations

Net income for the six months ended June 30, 2001 totaled $221,992 compared to $224,702 for the six months ended June 30, 2000, a decrease of $2,710. The decrease is primarily the result of an increase in noninterest expense of $42,233 offset by an increase in net interest income of $32,308. Net income for the three months totaled $107,984 and $112,706 as of June 30, 2001 and 2000. This decrease of $4,722 was the result of an increase of $17,789 in noninterest expense, offset by a increase in net interest income of $5,987.

The Bank is required to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. As of June 30, 2001 and 2000, total comprehensive income was $255,222 and $223,737.

The provision for loan losses for the six month periods ended June 30, 2001, and 2000 was $0 and $4,000. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                   Continued                                   6

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Non-interest income for the six months ended June 30, 2001 totaled $62,275 compared to $58,642 in 2000.The increase was primarily related to other fee income.

Non-interest expense for the six months ended June 30, 2001 totaled $508,248 compared to $466,015 at June 30, 2000. There was an increase of $20,892 in salaries and benefits due to the hiring of an additional employee and increased benefit costs.

The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 32.8% and 32.4% for the six month periods ended June 30, 2001 and 2000.


Analysis of Net Interest Income

The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

The Bank has experienced an increase in net interest income of $32,308 for the six months ended June 30, 2001 over the comparable prior year period mainly due to a greater increase volume in interest earning assets and interest bearing liabilities. The rate paid on interest bearing liabilities increased 40 basis point over the six months ended June 30, 2001 as compared with the same period in 2000. Loan rates have increased along with loan volume, accounting for the most significant portion of growth to interest income. The rate and volume fluctuations have resulted in the same gross yield on interest earning assets for six months ending 2000 and 2001. The net yield on interest earning assets decreased from 3.98% for the six months ended June 30, 2000 to 3.58% for the same period 2001. The increased volume offset with the decrease in margin increased the net interest income by $32,308.

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

Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At June 30, 2001 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

As of June 30, 2001, the Bank's actual capital levels and minimum required levels are:



                                                                                                   Minimum Required To
                                                                            Minimum Required       Be Well Capitalized
                                                                              For Capital        Under Prompt Corrective
                                                  Actual                   Adequacy Purposes       Action Regulations
          (In Thousands)                          Amount       Ratio         Amount    Ratio       Amount       Ratio
          --------------                          ------       -----         ------    -----       ------       -----
          Total capital (to risk weighted assets) $3,960      14.31%         $2,213    8.00%       $2,767      10.00%
          Tier 1 capital (to risk weighted assets) 3,797      13.72%          1,107    4.00%        1,660       6.00%
          Tier 1 capital (to average assets)       3,797       9.28%          1,636    4.00%        2,045       5.00%


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

The Bank's cumulative 1 year GAP position has increased from ($14,747,000) at December 31, 2000 to ($19,132,096) at June 30, 2001 primarily due to the increase in longer investments and federal funds maturing within one year. Also, an increase in certificates of deposit maturing within one year has increased the cumulative GAP position.

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

                          HURON NATIONAL BANCORP, INC.
                                    PART II
                               OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

No changes in legal proceedings relevant to the requirements of this section occurred during the six months ended June 30, 2001.


ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the six months ended June 30, 2001.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the six months ended June 30, 2001.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Huron National Bancorp, Inc. was held on April 25, 2001. Elected as Directors for terms to expire in 2004 were Michael L. Cahoon, Donald A. Hampton and John S. Tierney. Continuing Directors include Leon Delekta, Lynwood Lamb, Louis Dehring, Ervin Nowak, Marvin Beatty and Eugene McLean. There were no other matters submitted to vote.


ITEM 5 - OTHER INFORMATION

No other information to report during the six months ended June 30, 2001.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits required by Item 601 of Regulation S-K.  None.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the six months ended June 30, 2001.

                          HURON NATIONAL BANCORP, INC.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HURON NATIONAL BANCORP, INC.




                                        By:/s/ Michael L. Cahoon
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                        Dated: 8/10/01


                                        By:/s/ Paulette D. Kierzek
                                           Paulette D. Kierzek
                                           Chief Financial Officer
                                        Dated: 8/10/01