Form 10QSB
period 2001-09-30
HURON NATIONAL BANCORP INC
filed 2001-11-14
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2001

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




     $10.00 par value of common stock       62,500 shares as of November 2, 2001
                 (Class)                              (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS


PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Balance Sheet (Unaudited)
           September 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . .2

         Consolidated Statements of Income and Comprehensive Income (Unaudited)
           Three and nine months ended September 30, 2001 and 2000 . . . . . . 3

         Consolidated Statements of Cash Flows (Unaudited)
           Nine months ended September 30, 2001 and 2000 . . . . . . . . . . . 4

         Notes to the Consolidated Financial Statements (Unaudited). . . . . . 5


ITEM 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . .. . . . . . . . . . . . . . .  . . 6



PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 10

         Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . .  .10

         Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . .  .10

         Item 4 - Submission of Matters to a Vote of Security Holders. . . . .10

         Item 5 - Other Information. . . . . . . . . . . . . . . . . . . . . .10

         Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . .  . 10

         Signatures. . . . .  . . . . . . . . . . . . . . . . . . . . . . . . 11

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                     Sept 30,
ASSETS                                                                 2001
                                                                       ----
    Cash and due from banks                                       $ 2,828,765
    Federal funds sold                                              4,000,000
                                                                  -----------
              Cash and cash equivalents                             6,828,765

    Securities available for sale                                   6,371,960
    Securities held to maturity                                       362,449
                                                                  -----------
              Total investment securities                           6,734,409
    Loans
        Commercial                                                  4,016,538
        Real Estate                                                16,482,025
        Installment                                                 8,955,203
                                                                  -----------
               Total loans                                         29,453,766
        Allowance for loan losses                                    (149,688)
                                                                  -----------
           Net loans                                               29,304,078
    Bank premises and equipment - net                                 440,966
    Accrued interest receivable                                       355,093
    Other assets                                                      116,944
                                                                  -----------
              Total assets                                        $43,780,255
                                                                  ===========




LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                 $ 4,755,760
        Interest-bearing transaction accounts                       3,058,025
        Savings                                                     7,215,518
        Time                                                       24,451,550
                                                                  -----------
              Total deposits                                       39,480,853
                                                                  -----------
    Accrued interest payable                                           90,100
    Other liabilities                                                 232,581
                                                                  -----------
              Total liabilities                                    39,803,534
Shareholders' equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                               625,000
    Additional paid in capital                                        625,000
    Retained earnings                                               2,657,057
    Accumulated other comprehensive income, net                        69,664
                                                                  -----------
              Total shareholders' equity                            3,976,721
                                                                  -----------

                 Total liabilities and shareholders' equity       $43,780,255
                                                                  ===========


           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)


                                                          Three Months Ended                   Nine Months Ended
                                                     Sept 30,           Sept 30,          Sept 30,           Sept 30,
Interest Income                                        2001               2000              2001               2000
                                                       ----               ----              ----               ----
    Loans, including fees                           $ 652,623          $ 620,506        $1,971,332         $1,798,047
    Federal funds sold                                 35,226             10,677           117,363             37,961
    Securities:
      Taxable                                          60,425             58,483           163,256            192,316
      Tax exempt                                       14,128              8,339            32,645             25,069
      Other                                               563                563             1,688              1,688
                                                    ---------          ---------         ---------          ---------
        Total interest income                         762,965            698,568         2,286,284          2,055,081

Interest Expense
    Deposits                                          388,207            303,007         1,135,228            915,529
                                                    ---------          ---------         ---------          ---------
Net Interest Income                                   374,758            395,561         1,151,056          1,139,552

Provision for Loan Losses                                   0                  0                 0              4,000
                                                    ---------          ---------         ---------          ---------
Net Interest Income After
   Provision for Loan Losses                          374,758            395,561         1,151,056          1,135,552

Non-Interest Income
    Service charges                                    19,549             17,835            58,244             54,517
    Other                                              12,541             18,403            36,122             40,364
                                                    ---------          ---------         ---------          ---------
        Total non-interest income                      32,090             36,238            94,366             94,881
                                                    ---------          ---------         ---------          ---------
Non-Interest Expense
    Salaries and benefits                             136,631            145,622           402,867            390,964
    Premises and equipment                             39,035             39,681           117,280            107,017
    Legal and accounting fees                          18,408             16,172            53,007             42,211
    Other operating expense                            62,379             51,006           191,548            178,305
                                                    ---------          ---------         ---------          ---------
        Total non-interest expense                    256,453            252,481           764,702            718,497
                                                    ---------          ---------         ---------          ---------
Income Before Income Tax                              150,395            179,318           480,720            511,936

Provision for Income Tax                               45,613             56,466           153,946            164,381
                                                    ---------          ---------         ---------          ---------

Net Income                                          $ 104,782          $ 122,852         $ 326,774          $ 347,555
                                                    =========          =========         =========          =========

Comprehensive Income                                $ 141,216          $ 143,693         $ 396,438          $ 367,430
                                                    =========          =========         =========          =========
Basic and Diluted Earnings Per Share                   $ 1.68             $ 1.97            $ 5.23             $ 5.56
                                                    =========          =========         =========          =========


           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                               Nine Months Ended
                                                                                         Sept 30,             Sept 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                       2001                 2000
                                                                                           ----                 ----
    Net income                                                                        $  326,774             $ 347,555
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                     47,730                42,014
        Net premium amortization and discount accretion on securities                     39,679               259,279
        Provision for loan losses                                                              0                 4,000
        Net change in:
            Other assets and interest receivable                                         (36,777)              (47,096)
            Other liabilities and interest payable                                        62,283                70,417
                                                                                      ----------             ---------
                Net cash from operating activities                                       439,689               676,169
                                                                                      ----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                      (4,442,431)                    0
       Maturities                                                                      1,300,000               850,000
   Held-to-maturity securities:
       Purchases                                                                               0              (160,201)
       Maturities                                                                        148,000               168,000
    Net change in loans                                                                 (489,454)           (2,000,811)
    Purchase of property and equipment                                                   (78,834)              (22,706)
                                                                                      ----------            ----------
                Net cash from investing activities                                    (3,562,719)           (1,165,718)
                                                                                      ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposit accounts                                                     4,105,673               395,999
                                                                                      ----------            ----------
                Net cash from financing activities                                     4,105,673               395,999
                                                                                      ----------            ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  982,643               (93,550)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                  5,846,122             4,234,757
                                                                                      ----------            ----------

  END OF PERIOD                                                                       $6,828,765            $4,141,207
                                                                                      ==========            ==========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                        $1,121,080             $ 900,128
      Federal income tax                                                              $  196,744             $ 142,744


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

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2001, and the results of operations for the three and nine month periods ended September 30, 2001 and 2000.

3. During the nine month period ended September 30, 2001, there were no sales of available-for-sale securities. For this period, the net unrealized holding gain or loss on available-for-sale securities was $105,552. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of September 30, 2001 was $362,449.

4. Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $135,000 during the nine months ended September 30, 2001 to $195,073. This represents two real estate mortgages in nonaccrual. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of September 30, 2001, the Bank had outstanding commitments to make loans totaling $1,146,497 and outstanding letters of credit of $170,000.

5. The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.

6. Basic and diluted earnings per share are computed using the weighted average number of shares outstanding. There were no diluted shares as of September 30, 2001 and 2000. The number of shares used in the computations of basic and diluted earnings per share was 62,500 for 2001 and 2000.

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


Summary of Financial Position

     Total assets at September 30, 2001 increased from December 31, 2000 by 11.61%, or $4,555,404. This increase primarily was the result of an increase in cash and cash equivalents of $982,643, net loans of $639,142 and securities of $3,015,426 from December 31, 2000. The net loan to deposit ratio decreased from 81.45% at December 31, 2000 to 74.22% at September 30, 2001. The allowance for loan loss which has not been funded for the nine months ending September 30, 2001 has decreased by $14,930.

     During the first nine months of 2001, the Bank has seen an increase in total deposits of 11.61% or $4,105,673, primarily in time deposits.


Results of Operations

     Net income for the nine months ended September 30, 2001 totaled $326,774 compared to $347,555 for the nine months ended September 30, 2000, a decrease of $20,781. The decrease is primarily the result of an increase in noninterest expense of $46,205 offset by an increase in net interest income of $11,504. Net income for the three months totaled $104,782 and $122,852 as of September 30, 2001 and 2000. This decrease of $18,070 was the result of an increase of $3,972 in noninterest expense, offset by a decrease in net interest income of $20,803.

     The Bank is required to disclose comprehensive income which is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax, included in shareholders' equity. For the nine months ended September 30, 2001 and 2000, comprehensive income was $396,438 and $367,430.

     The provision for loan losses for the nine month periods ended September 30, 2001, and 2000 was $0 and $4,000. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

     Non-interest income for the nine months ended September 30, 2001 totaled $94,366 compared to $94,881 in 2000. The increase was primarily related to service charges.

     Non-interest expense for the nine months ended September 30, 2001 totaled $764,702 compared to $718,497 at September 30, 2000. There was an increase of $11,903 in salaries and benefits due to the hiring of an additional employee; premises & equipment of $10,263; legal & accounting fees of $10,796 and other operating expenses of $13,243.

     The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 32.0% and 32.1% for the nine month periods ended September 30, 2001 and 2000.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced an increase in net interest income of $11,504 for the nine months ended September 30, 2001 over the comparable prior year period mainly due to a greater increase volume in interest earning assets and interest bearing liabilities. The rate paid on interest bearing liabilities increased 2 basis points over the nine months ended September 30, 2001 as compared with the same period in 2000. Loan volume has increased accounting for the most significant portion of growth to interest income.

     The rate and volume fluctuations have resulted in the same gross yield on interest earning assets for nine months ending 2000 and 2001. The net yield on interest earning assets decreased from 4.03% for the nine months ended September 30, 2000 to 3.51% for the same period 2001. The increased volume offset with the decrease in margin increased the net interest income by $11,504.

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

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At September 30, 2001 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of September 30, 2001, the Bank's actual capital levels and minimum required levels are:


                                                                                                   Minimum Required To
                                                                            Minimum Required       Be Well Capitalized
                                                                              For Capital        Under Prompt Corrective
                                                  Actual                   Adequacy Purposes       Action Regulations
          (In Thousands)                          Amount       Ratio         Amount    Ratio       Amount       Ratio
          --------------                          ------       -----         ------    -----       ------       -----
          Total capital (to risk weighted assets) $4,052      14.17%         $2,288    8.00%       $2,860      10.00%
          Tier 1 capital (to risk weighted assets) 3,902      13.64%          1,144    4.00%        1,716       6.00%
          Tier 1 capital (to average assets)       3,902       9.00%          1,735    4.00%        2,169       5.00%


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

     The Bank's cumulative 1 year GAP position has increased from ($14,747,000) at December 31, 2000 to ($17,491,420) at September 30, 2001 primarily due to the increase in longer investments and federal funds maturing within one year. Also, an increase in certificates of deposit maturing within one year has increased the cumulative GAP position.

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

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     No changes in legal proceedings relevant to the requirements of this section occurred during the nine months ended September 30, 2001.


ITEM 2 - CHANGES IN SECURITIES

     No changes in securities relevant to the requirements of this section occurred during the nine months ended September 30, 2001.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults upon senior securities relevant to the requirements of this section during the nine months ended September 30, 2001.


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


ITEM 5 - OTHER INFORMATION

     No other information to report during the nine months ended September 30, 2001.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits required by Item 601 of Regulation S-K. None.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the nine months ended September 30, 2001.

                          HURON NATIONAL BANCORP, INC.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HURON NATIONAL BANCORP, INC.




                                        By: /s/ Michael L. Cahoon
                                           -------------------------------------
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                        Dated:  11/13/01


                                        By: /s/ Paulette D. Kierzek
                                           -------------------------------------
                                           Paulette D. Kierzek
                                           Chief Financial Officer
                                        Dated:  11/13/01