Form 10KSB
period 2001-12-31
HURON NATIONAL BANCORP INC
filed 2002-03-27
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549

                                   FORM 10-KSB
(Mark One)
{X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 2001 or

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

                200 East Erie Street, Rogers City, Michigan 49779
           (Address of principal executive offices including zip code)
                                 (989) 734-4734
              (Registrant's telephone number, including area code)

               Securities registered pursuant to 12(b) of the Act:
      Title of each class            Name of each exchange on which registered
             NONE                                      NONE
           Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $10.00 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period if the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {X}

The aggregate market value of the voting stock held by "non-affiliates" of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) as of March 15, 2002, was approximately $2,297,568, based on market price of $52.00 per share.

As of March 15, 2002, there were outstanding 62,500 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference into Part I and Part II of this Form 10-KSB Report. Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2002, are incorporated by reference into Part III of this Form 10-KSB Report.

                                     PART I
ITEM 1 - BUSINESS

GENERAL

The Registrant, Huron National Bancorp, Inc. (hereinafter referred to as the "Registrant"), is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was formed for the purpose of enabling Huron National Bank (hereinafter referred to as the "Bank") to form a one-bank holding company. The Bank became a wholly-owned subsidiary of the Registrant on May 8, 1990. The Registrant's only subsidiary and significant asset as of December 31, 2001 is the Bank. The Registrant and its subsidiary operate in the Banking industry, which accounts for substantially all of their assets, revenues and operating income.

The Bank was organized in 1980 under the laws of the United States. Its deposits, to the extent allowed by law, are insured by the Federal Deposit
Insurance Corporation. The Bank's main office is located at 200 East Erie Street, Rogers City, Michigan.

Further discussion of the Registrant's business is presented in the Business section on page 8 in the 2001 Annual Report to Shareholders, incorporated herein by reference.

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

PART-I    ITEM 1 - BUSINESS
satisfies certain requirements, may own a new type of subsidiary called a financial subsidiary ("FS"). The GLB Act authorizes FSs to engage in many (but not all) of the activities that FHCs are authorized to engage in. In order to be eligible to own a FS, a bank must satisfy the three requirements noted above, plus several additiona requirements.

The GLB Act also imposes several rules that are designed to protect the privacy of the customers of financial institutions. For example, the GLB Act requires financial institutions to adopt and disseminate annually a privacy policy and prohibits financial institutions from disclosing certain customer information to "non-affiliated third parties" for certain uses. All financial institutions, regardless of whether they elect to utilize FHCs or FSs, are subject to the GLB Act's privacy provisions. The Registrant and the Bank is also subject to certain state laws that deal with the use and distribution of nonpublic personal information. In addition to its privacy provisions, the GLB Act also contains various other provisions that apply to banking organizations, regardless of whether they elect to utilize FHCs or FSs.

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

LENDING ACTIVITIES

The Bank is actively engaged in originating within the Bank's market area real estate mortgage loans, commercial loans and installment loans. The Bank's loan portfolio totaled $29,212,819 at December 31, 2001. This represents 66.06% of its total assets. At that date, 54.86% consisted of real estate mortgage loans, 30.90% consisted of installment loans and 14.24% consisted of commercial loans.

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

Further discussion of the Registrant's business is presented in the Business section on page 8 in the 2001 Annual Report to Shareholders incorporated herein by reference.

I.      STATISTICAL DISCLOSURE

        (A)  Distribution of Assets, Liabilities and Shareholders' Equity;

        (B)  Interest Rates and Interest Differential

A  table  and  discussion  of  the  Distribution  of  Assets,   Liabilities  and
Shareholders' Equity and Interest Rates and Interest Differential is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 5 under Analysis of Net Interest Income in the 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

II.     SECURITIES

    (A)   A table of securities as of December 31, 2001 and 2000 is set forth in
          Note 3 on pages 15 and 16 of the 2001 Annual Report to Shareholders. Such information is incorporated herein by reference

    (B) The following table shows the relative maturities and weighted yields of securities at December 31, 2001:

                                                                   1 Year or Less        1 Year - 5 Years       5 Years - 10 Years
                                                                  Amount    Yield        Amount     Yield        Amount     Yield
                                                                  ------    -----        ------     -----        ------     -----
           U.S. Treasury securities and obligations of U.S.
              Government, Corporations and Agencies                                   $ 4,263,231   4.57%      $ 878,213    4.97%
           States and Municipals (1)                             $ 505,635   5.78%      1,734,219   4.35%        721,089    4.02%
           Mortgage-backed                                                                269,984   5.21%
                                                                 ---------   -----    -----------   -----    -----------    -----
                       Totals                                    $ 505,635   5.78%    $ 6,267,434   4.48%    $ 1,599,302    4.54%
                                                                 =========   =====    ===========   =====    ===========    =====

        (1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34%.

III.  LOAN PORTFOLIO

     (A) A table and discussion of the loan portfolio as of December 31, 2001 and 2000 is in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 7 and 8 under Loans and Loan Review Process and in Notes 1 and 4 on pages 13, 14 and 16, in the 2001 Annual Report to Shareholders, incorporated herein by reference.

     (B) The following table sets forth the remaining maturity of commercial loans at December 31, 2001 according to scheduled repayments of principal.

                                               1 Year or Less          1 - 3 Years         Total
                                               --------------          -----------         -----
                       Commercial loans(1)       $3,915,433             $250,000         $4,165,433


            (1) These loans are disclosed at their contractual maturity, however, a significant number of loans are rolled over at maturity. These rollovers occur because contractual maturity is short-term and provides management the ability to frequently review the customers' credit worthiness.

     (C)    (1)     Nonaccrual, Past Due and Restructured Loans

     The following table sets forth non-performing loans at December 31:

                                                                           2001                   2000
                                                                           ----                   ----
       Loans accounted for on a nonaccrual basis                         $182,334                $59,849
       Aggregate amount of loans ninety days or more past due
          (excludes loans on nonaccrual status above)                       1,314
                                                                         --------                -------
            Total non-performing loans                                   $183,648                $59,849
                                                                         ========                =======
       Ratio for allowance for loan losses to non-performing loans           .79x                  2.75x

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

        (3) There were no foreign loans outstanding as of December 31, 2001 and 2000.

        (4) There are no concentrations of loans exceeding 10% of total loans which are not already disclosed as a category at December 31, 2001.

 (D) As of December 31, 2001, there were no other interest-bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

 (A) The following table sets forth balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                       2001             2000
                                                                       ----             ----
  Balance of allowance for loan losses at the beginning of year:        $164,618         $181,951
  Charge-offs:            Commercial loans                                20,700
                          Real estate loans
                          Installment loans                                2,699           38,270
                                                                 ---------------   --------------
                               Total charge-offs                          23,399           38,270

  Recoveries:             Commercial loans                                   103              557
                          Real estate loans
                          Installment loans                                3,851           16,380
                                                                 ---------------   --------------
                               Total recoveries                            3,954           16,937

       Net loans charged-off                                              19,445           21,333
  Additions to allowance charged to operating expense                          0            4,000
                                                                 ---------------   --------------
       Balance at end of year                                          $ 145,173        $ 164,618
                                                                 ===============   ==============
  Average gross loans outstanding                                   $ 29,373,000     $ 27,802,000
  Percent of net charge-offs during the period to average
     gross loans outstanding                                               0.07%            0.08%


Further discussion of the provision and allowance for loan losses as well as non-performing loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 and 8 under Loans and Loan Review Process and in Notes 1, 4 and 5 on pages 13, 14 and 16 in the 2001 Annual Report to Shareholders, incorporated herein by reference.

 (B) The following table presents an allocation of the allowance for loan losses to the various loan categories for each year ended December 31:

                       (Dollars in thousands)                   2001                                      2000
                                                      Allowance    % of Loans to                Allowance   % of Loans to
                                                        Amount      Total Loans                   Amount     Total Loans
                                                        ------      -----------                   ------     -----------
                       Commercial                      $ 16,757       14.24%                     $ 15,279      13.20%
                       Real estate                       67,612       54.86%                       35,516      57.43%
                       Installment                       32,521       30.90%                       18,763      29.37%
                       Unallocated                       28,283                                    95,060
                                                      ---------      -------                    ---------     -------
                            Total                     $ 145,173      100.00%                    $ 164,618     100.00%
                                                      =========      =======                    =========     =======


V.     DEPOSITS

 (A) The following table sets forth average deposit balances and the weighted average rate paid for the years ended December 31:

                                                              2001                                      2000
                                                             Average                                   Average
                                                      Balance          Rate                      Balance        Rate
                                                      -------          ----                      -------        ----
         Demand Deposits                            $ 4,582,000        0.00%                  $ 4,411,000       0.00%
         Interest-bearing
            demand deposits                           3,763,000        1.50%                    4,059,000       2.04%
         Savings                                      6,946,010        1.83%                    7,453,469       2.13%
         Time deposits under $100,000                19,355,824        6.14%                   14,725,067       5.83%
         Time deposits over $100,000                  3,271,304        4.50%                    2,659,920       5.55%
                                                   ------------        -----                 ------------       -----
              Total                                $ 37,918,138        4.00%                 $ 33,308,456       3.75%
                                                   ============        =====                 ============       =====

 (B) The following table summarizes carrying balances of time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2001:

                                (In thousands)
                                Three months or less                                              $ 2,759
                                Over three months through twelve months                               619
                                Over one year                                                         100
                                                                                                  -------
                                     Total                                                        $ 3,478
                                                                                                  =======

VI.  RETURN ON EQUITY AND ASSETS

     The following table presents the ratios indicated for the years ended December 31:

                                                                                      2001          2000
                                                                                      ----          ----
                                Net Income to average assets                          1.02%         1.27%
                                Net Income to average shareholders' equity           11.18%        13.76%
                                Cash dividend payout ratio                           32.79%        29.92%
                                Average shareholders' equity to average total assets  9.11%         9.25%

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

     The  following  sets  forth  certain   information   with  respect  to  the
     Registrant's executive officers as of December 31, 2001:

                                                                                                  First Elected
              Name (age)                           Position with Registrant                 Officer of the Registrant
              ----------                           ------------------------                 -------------------------
              Marvin Beatty (67)                   Chairman                                         1990
              Michael L. Cahoon (68)               President and Chief Executive Officer            1990
              Paulette D. Kierzek (52)             Chief Financial Officer                          1990


     Mr. Beatty is a Director of the Registrant and Chairman of the Board of Directors of Huron National Bank, a position he has held for more than five years.

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

ITEM 3 - PENDING LEGAL PROCEEDINGS

     NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

The Registrant's Annual Report to Shareholders for the year ended December 1, 2001, is filed as Exhibit 13 to this Form 10-KSB. The following items, which are contained in the Annual Report to Shareholders on the pages noted, are specifically incorporated by reference into this Form 10-KSB Report. With the exception of such information specifically incorporated by reference, the Annual Report to Shareholders is not deemed filed as part of this Form 10-KSB Report.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information for this item appears on page 2 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item appears on pages 3 through 8 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements appear on pages 9 to 21 in the Annual Report to Shareholders for the year ended December 31, 2001 and are incorporated herein by reference:

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

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information for this item appears under the headings "Election of Directors"; "List of Directors and Nominees for Election as Directors"; "Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2001 Proxy Statement as filed with the Commision, incorporated herein by reference. In addition, reference is made to "Additional Item" under Part I of this Form 10-KSB Report on page 8.

ITEM 10 - EXECUTIVE COMPENSATION

     Information   for  this  item   appears   under  the  heading  of  "Summary
     Compensation Table" in the Registrant's 2002 Proxy Statement as filed with the Commission, incorporated herein by reference.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information for this item appears under the heading of "Other Transactions" in the Registrant's 2002 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to Note 4 of the Companys' Financial Statements filed under Item 7 of this Report.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

        3.  Exhibits
               Reference is made to the Exhibit Index on page 12 of this report.

     (b)  Report on Form 8-K
           No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2002.


                          HURON NATIONAL BANCORP, INC.


/s/ M. L. Cahoon                                  /s/ Paulette D. Kierzek
Michael L. Cahoon                                 Paulette D. Kierzek
President and Chief Executive Officer             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 19, 2001.


/s/ Ervin Nowak                                   /s/ Lynwood Lamb
Ervin Nowak                                       Lynwood Lamb
Director                                          Director


/s/ Marvin Beatty                                 /s/ Leon Delekta
Marvin Beatty                                     Leon Delekta
Chairman of the Board                             Vice Chairman


/s/ Eugene McLean                                 /s/ Michael L. Cahoon
Eugene McLean                                     Michael L. Cahoon
Director                                          Director, President and CEO


______________________________                    ______________________________
Donald Hampton                                    Louis Dehring
Director                                          Director


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

        13     Annual Report for the year ended December 31, 2001.

               The consolidated financial statements and notes related thereto appear on pages 11 - 23, and the other information on pages 1 through 8 in the Annual Report to Shareholders are incorporated by reference in this Form 10-KSB Report. With the exception of these statements and information, the Annual Report to Shareholders for the year ended December 31, 2001, is not deemed filed as part of this Form 10-KSB


        21     List of Subsidiary on page 13.

                                   EXHIBIT 13


                           ANNUAL SHAREHOLDER REPORT





                                      2001



HURON NATIONAL BANCORP, INC.
ROGERS CITY, MICHIGAN

     Welcome to Huron National Bank. A Bank that offers you the highest-quality banking products with an extraordinary level of service. Founded in the tradition of a community bank, we're dedicated to friendly, personal service and to building relationships with our clients. From greeting you by name to providing you with innovative products and services, we're taking the extra steps necessary to give you the finest banking experience.

     Huron National Bank is independently owned and is managed by experienced professionals with strong ties to the area. We are committed to the needs of local businesses and individuals. All of our decisions are made locally, allowing us to focus on you - our neighbors, our friends, our community.


                              ____________________

HURON NATIONAL BANCORP, INC.




                               Table of Contents



                  Letter to Shareholders                               1



                  Selected Financial Data                              2



                  Directors, Officers and Personnel                    3



                  Corporate Information                                4

HURON NATIONAL BANCORP, INC.




April 3, 2002


DEAR SHAREHOLDER:

     Last year was a year of difference from the previous year. While no one can predict what challenges we may face at Huron National Bancorp, Inc., we try to be well prepared. The third quarter of last year changed dramatically the Bank's projected income.

     The decrease in loan demand and interest rates, along with being committed to continue paying a higher interest rate on deposits resulted in less than projected net income for the year.

     We have built a strong financial foundation for the Bank and are able to respond to issues that may arise. In addition, we are committed to expanding our client base and continue to provide our customers with exceptional service. We work hard to achieve consistency and to maintain loan quality. Our customers, employees and shareholders are the people that make it happen.

     We always appreciate the opportunity to meet with you, our shareholders, and answer your questions. It is our pledge to provide you with an investment that meets your expectations with regard to financial growth and economic return. On behalf of our staff, we express our thanks for your confidence.

     Thank you for your continuing support and look forward to seeing you at the Annual Shareholders' Meeting on April 24, 2002, at 10:00 a.m. If you are unable to attend, we welcome your comments or questions at any time. Please do not hesitate to contact us.

Sincerely,



Michael L. Cahoon
President & Chief Executive Officer

HURON NATIONAL BANCORP, INC.
SELECTED FINANCIAL DATA

                                                                              For the Year Ended December 31,
SUMMARY OF OPERATIONS                                    2001             2000             1999              1998             1997
                                                         ----             ----             ----              ----             ----
     Total interest income                         $ 3,026,760      $ 2,797,319       $ 2,595,526      $ 2,445,180      $ 2,308,579
     Total interest expense                          1,518,779        1,247,316         1,189,450        1,151,318        1,117,854
                                                ---------------  ---------------  ----------------  ---------------  ---------------
     Net interest income                             1,507,981        1,550,003         1,406,076        1,293,862        1,190,725
     Provision for loan losses                               0            4,000            12,000           21,000           36,000
                                                ---------------  ---------------  ----------------  ---------------  ---------------
     Net interest income after provision
       for loan losses                               1,507,981        1,546,003         1,394,076        1,272,862        1,154,725
     Noninterest income                                120,194          123,330           119,945          132,034          135,432
     Noninterest expense                             1,009,824          974,811           905,009          865,599          818,870
                                                ---------------  ---------------  ----------------  ---------------  ---------------

     Income before income tax                          618,351          694,522           609,012          539,297          471,287
     Provision for income tax                          189,508          224,449           189,493          159,097          133,356
                                                ---------------  ---------------  ----------------  ---------------  ---------------

          NET INCOME                                 $ 428,843        $ 470,073         $ 419,519        $ 380,200        $ 337,931
                                                ===============  ===============  ================  ===============  ===============

AVERAGE SHARES OUTSTANDING                              62,500           62,500            62,500           62,500           62,500

PER SHARE DATA

     Basic and diluted earnings                         $ 6.86           $ 7.52            $ 6.71           $ 6.08           $ 5.41
     Cash dividends                                       2.25             2.25              2.00             1.80             1.60
     Book value, end of year                             62.29            56.95             51.00            47.25            42.85

TOTAL AVERAGE EQUITY (000's)                           $ 3,835          $ 3,417           $ 3,148          $ 2,864          $ 2,493

TOTAL AVERAGE ASSETS (000's)                          $ 42,087         $ 36,922          $ 35,418         $ 33,061         $ 31,238

RATIOS

     Return on average total assets                      1.02%            1.27%             1.18%            1.15%            1.08%
     Average shareholders' equity to average
       total assets*                                     9.11%            9.25%             8.89%            8.66%            7.98%
     Return on average shareholders' equity*            11.18%           13.76%            13.32%           13.28%           13.56%
     Dividend payout ratio (dividends divided
       by net income)                                   32.79%           29.92%            29.80%           29.59%           29.59%

PERIOD END TOTALS (000's)

     Total assets                                     $ 44,229         $ 39,225          $ 36,879         $ 34,729         $ 31,615
     Total loans                                        29,213           28,979            26,704           23,558           19,854
     Total deposits                                     40,105           35,375            33,447           31,455           28,712
     Shareholders' equity                                3,893            3,559             3,188            2,953            2,678

* Average shareholders' equity includes net average unrealized gain/loss on securities available for sale.

DIRECTORS AND OFFICERS

Marvin Beatty                          Michael L. Cahoon
Chairman of:                           President and Chief Executive Officer
  Huron National Bancorp, Inc.         and Director of:
  Huron National Bank                   Huron National Bancorp, Inc.
Owner State Wide Realty                 Huron National Bank

Leon Delekta                          Dale L. Bauer
Vice-Chairman of:                     Vice-President of:
  Huron National Bancorp, Inc.          Huron National Bank
  Huron National Bank
Retired Potato Farmer                 Paulette D. Kierzek
Truck Transportation                  Cashier of Huron National Bank
                                      Chief Financial Officer of:
Eugene McLean                           Huron National Bancorp, Inc.
Director of:                          Secretary to the Board of
  Huron National Bancorp, Inc.          Huron National Bancorp, Inc.
  Huron National Bank                   Huron National Bank
Retired Shipping Captain

Lynwood Lamb                          PERSONNEL
Director of:
  Huron National Bancorp, Inc.        Shirley Bisson, Teller
  Huron National Bank                 Holly Bruning, Teller
Investment Advisor                    Lisa Ciarkowski, Bookkeeper
                                      Diane Delekta, Teller
Louis Dehring                         Ann Hall, Bookkeeper
Director of:                          Vicki Kieliszewski, Bookkeeping Supervisor
  Huron National Bancorp, Inc.        Julie Konieczny, Receptionist & Loan Clerk
  Huron National Bank                 Judy Meyer, Proof Operator
Owner Paull Investments               Ruth Myers, Head Teller
                                      Heather Sobeck, Bookkeeper
Ervin Nowak                           Connie Standen, Teller
Director of:                          Jennifer Tomas, Teller
  Huron National Bancorp, Inc.        Corinna Willis, Teller
  Huron National Bank                 Mary Sue Wozniak, Loan Supervisor
President of Builders Mart, Inc.

Donald Hampton                        HOURS
Director of:
  Huron National Bancorp, Inc.        Bank Lobby:
  Huron National Bank                        9:00 a.m.-3:00 p.m.
President of Hampton IGA, Inc.               Monday-Thursday
                                             9:00 a.m.-5:00 p.m.-Friday
John Tierney
Director of:                          Drive-up Window:
  Huron National Bancorp, Inc.               9:00 a.m.-5:00 p.m.
  Huron National Bank                        Monday-Friday
Owner of Tierney & Williams, Inc.            9:00 a.m.-12 noon-Saturday
President of 211 Bar & Restaurant
Secretary/Treasurer of Aurora Gas Company    ATM:  Available 24 Hours

                        _______________________________

CORPORATE


        Huron National Bancorp Inc., a bank holding company, provides a broad range of banking services to businesses and individuals in the Presque Isle County area. Its sole subsidiary, Huron National Bank, was founded on May 12, 1980.

        Headquarters
        200 E. Erie Street
        Rogers City, Michigan 49779
        (989) 734-4734
        email: hnb@george.lhi.net

        Annual Meeting
        Wednesday, April 24, 2002, 10:00 a.m.
        Huron National Bank Meeting Room
        Rogers City, Michigan 49779

        Stock Transfer Agent and Registrar
        Huron National Bancorp, Inc.
        Attn: Proxy Department
        200 E. Erie Street
        Rogers City, Michigan 49779

        Form 10-KSB and Other Financial Reports
        Copies of this annual report, the Corporation_ s
        Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission may be obtained from:

        Paulette D. Kierzek
        Chief Financial Officer & Secretary
        Huron National Bank
        200 E. Erie Street
        Rogers City, Michigan 49779

        Independent Accountants
        Crowe, Chizek and Company LLP
        330 East Jefferson Boulevard P.O. Box 7
        South Bend, Indiana 46624

                          HURON NATIONAL BANCORP, INC.
                              Phone: 989 734-4734
                               Fax: 989 734-4737
                           Email: hnb@george.lhi.net
                               200 E. Erie Street
                          Rogers City, Michigan 49779

                           ANNUAL SHAREHOLDER REPORT



                                      2001



HURON NATIONAL BANCORP, INC.
ROGERS CITY, MICHIGAN

                          HURON NATIONAL BANCORP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                       and
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


                                December 31, 2001

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS




     SELECTED FINANCIAL DATA                                                   1


     TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER                          2


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                     3


     REPORT OF INDEPENDENT AUDITORS                                            9


     CONSOLIDATED FINANCIAL STATEMENTS:

        Consolidated Balance Sheets                                           10

        Consolidated Statements of Income                                     11

        Consolidated Statements of Changes in Shareholders' Equity            12

        Consolidated Statements of Cash Flows                                 13

        Notes to the Consolidated Financial Statements                        14

HURON NATIONAL BANCORP, INC.
SELECTED FINANCIAL DATA

                                                                              For the Year Ended December 31,
SUMMARY OF OPERATIONS                                    2001             2000             1999              1998             1997
                                                         ----             ----             ----              ----             ----
     Total interest income                         $ 3,026,760      $ 2,797,319       $ 2,595,526      $ 2,445,180      $ 2,308,579
     Total interest expense                          1,518,779        1,247,316         1,189,450        1,151,318        1,117,854
                                                ---------------  ---------------  ----------------  ---------------  ---------------
     Net interest income                             1,507,981        1,550,003         1,406,076        1,293,862        1,190,725
     Provision for loan losses                               0            4,000            12,000           21,000           36,000
                                                ---------------  ---------------  ----------------  ---------------  ---------------
     Net interest income after provision
       for loan losses                               1,507,981        1,546,003         1,394,076        1,272,862        1,154,725
     Noninterest income                                120,194          123,330           119,945          132,034          135,432
     Noninterest expense                             1,009,824          974,811           905,009          865,599          818,870
                                                ---------------  ---------------  ----------------  ---------------  ---------------

     Income before income tax                          618,351          694,522           609,012          539,297          471,287
     Provision for income tax                          189,508          224,449           189,493          159,097          133,356
                                                ---------------  ---------------  ----------------  ---------------  ---------------

          NET INCOME                                 $ 428,843        $ 470,073         $ 419,519        $ 380,200        $ 337,931
                                                ===============  ===============  ================  ===============  ===============

AVERAGE SHARES OUTSTANDING                              62,500           62,500            62,500           62,500           62,500

PER SHARE DATA

     Basic and diluted earnings                         $ 6.86           $ 7.52            $ 6.71           $ 6.08           $ 5.41
     Cash dividends                                       2.25             2.25              2.00             1.80             1.60
     Book value, end of year                             62.29            56.95             51.00            47.25            42.85

TOTAL AVERAGE EQUITY (000's)                           $ 3,835          $ 3,417           $ 3,148          $ 2,864          $ 2,493

TOTAL AVERAGE ASSETS (000's)                          $ 42,087         $ 36,922          $ 35,418         $ 33,061         $ 31,238

RATIOS

     Return on average total assets                      1.02%            1.27%             1.18%            1.15%            1.08%
     Average shareholders' equity to average
       total assets*                                     9.11%            9.25%             8.89%            8.66%            7.98%
     Return on average shareholders' equity*            11.18%           13.76%            13.32%           13.28%           13.56%
     Dividend payout ratio (dividends divided
       by net income)                                   32.79%           29.92%            29.80%           29.59%           29.59%

PERIOD END TOTALS (000's)

     Total assets                                     $ 44,229         $ 39,225          $ 36,879         $ 34,729         $ 31,615
     Total loans                                        29,213           28,979            26,704           23,558           19,854
     Total deposits                                     40,105           35,375            33,447           31,455           28,712
     Shareholders' equity                                3,893            3,559             3,188            2,953            2,678

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


                                          2001                                          2000
                                          ----                                          ----
                              Number of            Average Price            Number of           Average Price
                               Shares                Per Share               Shares              Per Share
                               ------                ---------               ------              ---------
         First Quarter           25                $50.00                      5                 $40.00
                                420                Price Unknown               5                 $42.00
                                                                              20                 $45.00

         Second Quarter         500                $50.00                    250                 $40.00
                               1750                $52.00                     25                 Price Unknown
                                25                 Price Unknown

         Third Quarter          150                $52.00                    257                 $50.00
                                800                Price Unknown

         Fourth Quarter          0                 $0.00                      10                 $50.00



As of December 31, 2001, the Company's shareholder list reflected approximately 631 shareholders of record and there were 62,500 shares of common stock issued and outstanding.

Dividends declared per share were $2.25 during 2001 and 2000.

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


SUMMARY

Net income of $428,843 was reported in 2001 compared to net income of $470,073 in 2000 and $419,519 in 1999. Basic earnings per share were $6.86 in 2001 compared to $7.52 in 2000 and $6.71 in 1999. For 2001, return on average assets and average equity equaled 1.02% and 11.18%. This compares to 1.27% and 13.76% in 2000 and 1.18% and 13.32% in 1999.

As of year end, total assets were $44,228,745, an increase of $5,003,894 or 12.76% over December 31, 2000. Total loans increased $233,577 at December 31, 2001 when compared to December 31, 2000, while securities increased $4,653,388 for the same period. In total, the Bank's deposits increased from $35,375,180 in 2000 to $40,104,623 in 2001, with time deposit growth of $5,186,794. Customers committed funds for periods of time primarily due to the higher than market interest rates offered.

Shareholders' equity as a percent of assets decreased to 8.80% at December 31, 2001 compared to 9.07% for December 31, 2000. This is the result of increased deposit growth.


RESULTS OF OPERATIONS

Analysis of Net Interest Income

The difference between interest generated by the Company's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Company's earnings. In 2001, net interest income, on a fully tax equivalent basis decreased by $30,000 compared to 2000. A lower yield on interest earning assets was the primary reason for a decrease in net interest income. Also, the increased volume in interest bearing liabilities partially offset the positive impact on net interest income due to increased interest earning assets.

The following table summarizes the increases in net interest income.

              Net Interest Income
                 (Dollars in thousands; fully taxable equivalent basis)    2001               2000              1999
              ---------------------------------------------------------    ----               ----              ----
                   Interest income                                          $ 3,054            $ 2,812           $ 2,621
                   Interest expense                                           1,519              1,247             1,189
                                                                        ------------      -------------      ------------

                   Net interest income                                      $ 1,535            $ 1,565           $ 1,432
                                                                        ============      =============      ============

                   Increase/(decrease) in net interest income                 $ (30)             $ 133              $ 96
                   Percent increase/(decrease) of net interest income         (1.92)%            9.50%             7.19%

The two variables that have the most significant effect on the change in the net interest income are volume and rate. Below is a chart which illustrates the impact of changes in these two important variables for 2001 and 2000.


 Change in Net                                                2001 Over 2000                           2000 Over 1999
 Interest Income (1)                                          Change Due to:                           Change Due to:
    (In thousands; fully taxable equivalent basis)    Volume      Rate         Total        Volume         Rate         Total
    ----------------------------------------------    ------      ----         -----        ------         ----         -----
 Interest income
      Loans                                              $  126         $ 24         $ 150        $ 288         $ (33)       $ 255
      Taxable securities                                     20          (28)           (8)         (55)            4          (51)
      Tax-exempt securities                                  34           (5)           29          (30)            5          (25)
      Federal funds sold and other                          100          (29)           71            1            11           12
                                                  ------------- ------------ ------------- ------------ ------------- ------------
           Total interest income                            280          (38)          242          205           (13)         192
                                                  ------------- ------------ ------------- ------------ ------------- ------------
 Interest expense
      Interest bearing DDA                                   (6)         (20)          (26)          (4)           (6)         (10)
      Savings                                               (10)         (21)          (31)           5            (8)          (3)
      Time deposits                                         315           14           329           46            25           72
                                                  ------------- ------------ ------------- ------------ ------------- ------------
           Total interest expense                           299          (27)          272           48            11           59
                                                  ------------- ------------ ------------- ------------ ------------- ------------

 Net interest income                                      $ (19)       $ (11)        $ (30)       $ 157         $ (24)         133
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

The  following  table  summarizes  the  Company's  average  balances,   interest
income/expense, interest rates, net yield on earning assets, and interest rate spread.

     Net Interest Spread and Net
        Yield on Interest Earning Assets             2001                       2000              1999
        (Dollars in Thousands)           Average                     Average                     Average
     Assets                              Balance   Interest  Rate    Balance   Interest  Rate    Balance  Interest   Rate
                                        ---------- -------- ------- ---------- -------- ------- --------- --------- -------
          Loans                          $ 29,213   $ 2,605   8.92%  $ 27,795   $ 2,455  8.83%   $ 24,538  $ 2,200   8.97%
          Taxable securities                4,347       236   5.41%     3,995       241  6.04%      4,903      292   5.96%
          Tax-exempt securities (fully
             taxable equivalent basis)      1,196        81   6.79%       696        52  7.50%      1,099       77   7.03%
          Federalgfundsnsold andeother      3,591       132   3.69%     1,117        64  5.73%      1,090       52   4.77%
                                        ---------- ---------        ---------- ---------        ---------- --------
             Total interest earning        38,347     3,054   7.96%    33,603     2,812  8.36%     31,630    2,621   8.29%
                                        ---------- ---------        ---------- ---------        ---------- --------

          Cash and due from banks           2,883                       2,717                       2,996
          Other assets, net                   857                         602                         792
                                        ----------                  ----------                  ----------
               Total Assets              $ 42,087                    $ 36,922                    $ 35,418
                                        ==========                  ==========                  ==========

     Liabilities
          Interest bearing DDA's          $ 3,763        57   1.50%   $ 4,059        83  2.04%    $ 4,227       93   2.20%
          Savings                           6,946       127   1.83%     7,453       158  2.13%      7,220      162   2.24%
          Time deposits                    22,656     1,335   5.89%    17,293     1,006  5.82%     16,491      934   5.66%
                                        ---------- ---------        ---------- ---------        ---------- --------
             Total interest bearing        33,365     1,519   4.55%    28,805     1,247  4.33%     27,938    1,189   4.26%
                                        ---------- ---------        ---------- ---------        ---------- --------

          DDA's                             4,582                       4,411                       4,053
          Other liabilities                   305                         289                         279
          Shareholders' equity              3,835                       3,417                       3,148
                                        ----------                  ----------                  ----------
             Total liabilities and equity $42,087                    $ 36,922                    $ 35,418
                                        ==========                  ==========                  ==========

               Net interest income (fully
                  taxable equivalent basis)         $ 1,535                     $ 1,565                    $ 1,432
                                                   =========                  ==========                  =========

               Net interest spread                            3.41%                      4.04%                       4.03%
                                                            ========                    =======                     =======

               Net yield on interest earning assets           4.00%                      4.66%                       4.53%
                                                            ========                    =======                     =======

               Interest earning assets/
                  interest bearing liabilities               1.15x                      1.17x                       1.13x


Non-Interest Income

The Company recorded noninterest income of $120,194, a decrease of $3,136 or 2.54% from $123,330 in 2000. This decrease was attributable to lower ATM fees.

Non-Interest Expense

During 2001, noninterest expense increased by $35,013 or 3.59% from $974,811 in 2000 to $1,009,824 in 2001. The increases included $3,572 in other operating expenses, $11,761 in legal and accounting fees, $9,715 in premises and equipment and $9,965 in salaries and benefits.

Provision for Income Taxes

The provision for income taxes was $189,508 in 2001 compared to $224,449 in 2000, a decrease of $34,941 or 15.56%. This decrease is attributed to lower taxable income along with a reduction in the effective tax rate due to additional income from tax exempt securities. The effective tax rate is derived by dividing applicable income tax expense by income before taxes and was 31% in 2001 and 32% in 2000.

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

As previously noted, interest income and interest expense are also dependent on changing interest rates. The relative impact of changing interest rates on net interest income depends on the rate sensitivity to such changes. Rate sensitivity generally depends on maturity structures, call provisions, repayment penalties etc. of the respective financial instruments. The Bank's exposure or sensitivity to changing interest rates is measured by the ratio of rate-sensitive assets to rate- sensitive liabilities. Management believes that the Bank's rate sensitive position is adequate in a normal interest rate movement environment.

GAP Analysis

The following table as of December 31, 2001 reflects how management has matched assets to liabilities that mature or have the ability to reprice in the following time frame (in thousands).

Assets                       0-90 Days        91-365 Days       1 - 3 Years       3 - 5 Years      5 Years +          Total
------                       ---------        -----------       -----------       -----------      ---------          -----
Federal funds                      $ 3,300               $ -               $ -              $ -             $ -            $3,300
Investments                            225               280             5,511              757           1,599             8,372
Loans                                2,005             2,804             5,578            5,314          13,512            29,213
                          ----------------- ----------------- ----------------- ---------------- --------------- -----------------
   Total                             5,530             3,084            11,089            6,071          15,111            40,885
                          ----------------- ----------------- ----------------- ---------------- --------------- -----------------

Liabilities
-----------
Interest-bearing
   transaction accounts              4,327                                                                                  4,327
Savings                              6,796                                                                                  6,796
Certificates of deposit              9,402             7,304             3,139            4,553                            24,398
                          ----------------- ----------------- ----------------- ---------------- --------------- -----------------
   Total                            20,525             7,304             3,139            4,553                            35,521

Asset/(Liabilities) GAP            (14,995)           (4,220)            7,950            1,518          15,111             5,364
                          ================= ================= ================= ================ =============== =================

Cumulative GAP                   $ (14,995)        $ (19,215)        $ (11,265)        $ (9,747)        $ 5,364
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

The Bank's cumulative one year GAP position increased from ($14,747,000) at December 31, 2000 to ($19,215,000) at December 31, 2001 as a result of an increase of assets in the federal funds area. Management believes that the GAP overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing transaction and savings accounts may not reprice on an "instant basis". Management believes liabilities do not need to be repriced as soon as rates begin to move which gives them a "lag time" in the market and for the assets to reprice. It is also their belief that they are in a sufficient position to minimize any adverse effect to the Bank's financial position due to interest rate changes.

Capital

Management attempts to maintain sufficient capital to take advantage of market opportunities, yet provide a fair return to its shareholders.

The National Bank Act places limitations on the ability of the Bank to declare and pay dividends. As a general matter, the Bank may not pay dividends greater than the total of the Bank's net profits for that year combined with its retained net profits of the two preceding years. Further, the Comptroller of the Currency may prohibit the payment of cash dividends where it deems the payment to be an unsafe and unsound banking practice. Under the most restrictive of the dividend restrictions, in 2002 the Bank could pay additional dividends of approximately $626,000 plus 2002 net income to the Holding Company.

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

Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance-sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 Capital adds the allowance for loan losses. Tier 1 Capital cannot exceed Tier 2 Capital. Banks are required to have ratios of Tier 1 Capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At December 31, 2001, Huron National Bank had capital ratios well above the minimum regulatory guidelines as noted within footnote 14 of the Consolidated Financial Statements.

Loans and Loan Review Process

Maintaining  high asset  quality  is a key  determinant  of the Bank's  success.
Therefore,   Management   continually  monitors  impaired,   non-performing  and
delinquent loans and reports them monthly to the Board of Directors.

Non-accrual and loans past due 90 days or more approximated $184,000 or 0.63% of total loans at December 31, 2001 compared to approximately $60,000 or 0.21% a year earlier.

The provision for loan losses was $0 in 2001, $4,000 in 2000, and $12,000 in 1999. For the same years, charge-offs, net of recoveries, were $19,445, $21,333, and $9,296.

The allowance for loan losses is at $145,173 or 0.50% of total loans at December 31, 2001 compared to %164,618 or 0.57% of total loans at year-end 2000. The allowance is consistent with Management's recognition of problem loans along with Management's strategy to emphasize the quality of the loan portfolio. The allowance is considered adequate by Management. (See also Note 1 to the Consolidated Financial Statements)

Effects of Inflation

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

The Bank regularly makes commitments for secured term loans and commitments for lines of credit. These lines of credit are reviewed on an annual basis by the Bank's Board of Directors. However, these commitments are firm only to the extent that the respective borrower maintains a satisfactory credit history and does not represent any unusual credit risk. The Bank had $2,420,015 and $2,931,030 as of December 31, 2001 and 2000 in outstanding lines of credit and commitments to make loans of which $844,999 and $1,143,119 were still available to the respective borrower. Furthermore, the Bank had issued letters of credit totaling $167,000 as of December 31, 2000 and 2001.

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

As of December 31, 2001, the Bank did not have any foreign sources or applications of funds.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have any material effect upon the Bank's capital expenditures, earnings, or competitive position.

The Bank employed 15 full-time employees and 4 part-time employees at December 31, 2001.

The Bank does not offer commercial, consumer, international, trust, or municipal trading services.

HURON NATIONAL BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

ASSETS                                                                              2001                         2000
                                                                                    ----                         ----
    Cash and due from banks                                                      $2,611,035                   $2,846,122
    Federal funds sold                                                            3,300,000                    3,000,000
                                                                                -----------                  -----------
           Total cash and cash equivalents                                        5,911,035                    5,846,122
    Securities available for sale                                                 8,010,363                    3,207,027
    Securities held to maturity
        (Fair value of $372,643 in 2001
          and $522,800 in 2000)                                                     362,008                      511,956

    Loans                                                                        29,212,819                   28,979,242
        Allowance for loan losses                                                  (145,173)                    (164,618)
                                                                                -----------                  -----------
           Net loans                                                             29,067,646                   28,814,624

    Bank premises and equipment - net                                               423,972                      409,862
    Accrued interest receivable                                                     371,803                      296,069
    Other assets                                                                     81,918                      139,191
                                                                                -----------                  -----------
              Total assets                                                     $ 44,228,745                 $ 39,224,851
                                                                               ============                 ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                $4,584,167                   $4,702,260
        Interest-bearing transaction accounts                                     4,326,926                    4,124,264
        Savings                                                                   6,795,571                    7,337,491
        Time                                                                     24,397,959                   19,211,165
                                                                                -----------                  -----------
              Total deposits                                                     40,104,623                   35,375,180
    Accrued interest payable                                                         82,920                       75,952
    Other liabilities                                                               147,832                      214,414
                                                                                -----------                  -----------
              Total liabilities                                                  40,335,375                   35,665,546

Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                             625,000                      625,000
    Additional paid in capital                                                      625,000                      625,000
    Retained earnings                                                             2,603,482                    2,315,264
    Accumulated other comprehensive income (loss), net
      of tax of $20,548 in 2001 and $(3,070) in 2000                                 39,888                       (5,959)
                                                                                -----------                  -----------
              Total shareholders' equity                                          3,893,370                    3,559,305
                                                                                -----------                  -----------
                 Total liabilities and shareholders' equity                    $ 44,228,745                 $ 39,224,851
                                                                               ============                 ============

                             See accompanying notes

HURON NATIONAL BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999

                                                                       2001                     2000                  1999
                                                                       ----                     ----                  ----
Interest Income
    Loans, including fees                                          $ 2,605,209              $ 2,455,383           $ 2,200,281
    Federal funds sold                                                 132,419                   63,969                49,530
    Securities:
      Taxable                                                          233,314                  241,284               292,201
      Tax exempt                                                        53,568                   34,433                51,264
      Other                                                              2,250                    2,250                 2,250
                                                                   -----------              -----------           -----------
        Total interest income                                        3,026,760                2,797,319             2,595,526

Interest Expense
    Deposits                                                         1,518,779                1,247,316             1,189,450
                                                                   -----------              -----------           -----------
Net Interest Income                                                  1,507,981                1,550,003             1,406,076

Provision for Loan Losses                                                    0                    4,000                12,000
                                                                   -----------              -----------           -----------
Net Interest Income After
   Provision for Loan Losses                                         1,507,981                1,546,003             1,394,076

Non-Interest Income
    Service charges                                                     77,017                   74,510                78,789
    Other                                                               43,177                   48,820                41,156
                                                                   -----------              -----------           -----------
        Total non-interest income                                      120,194                  123,330               119,945

Non-Interest Expense
    Salaries and benefits                                              532,740                  522,775               468,777
    Premises and equipment                                             155,763                  146,048               137,094
    Legal and accounting fees                                           71,175                   59,414                59,049
    Other operating expense                                            250,146                  246,574               240,089
                                                                   -----------              -----------           -----------
        Total non-interest expense                                   1,009,824                  974,811               905,009
                                                                   -----------              -----------           -----------
Income Before Income Tax                                               618,351                  694,522               609,012

Provision for Income Tax                                               189,508                  224,449               189,493
                                                                   -----------              -----------           -----------
Net Income                                                           $ 428,843                $ 470,073             $ 419,519
                                                                   ===========              ===========           ===========
Basic and Diluted Earnings Per Share                                    $ 6.86                   $ 7.52                $ 6.71
                                                                   ===========              ===========           ===========

                             See accompanying notes

HURON NATIONAL BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                                                                                  Accumulated Other
                                                                                                   Comprehensive
                                                                   Additional                       Income (Loss),      Total
                                                       Common       Paid In         Retained            Net         Shareholders'
                                                       Stock        Capital         Earnings          Of Tax            Equity
                                                       -----        -------         --------          ------            ------
BALANCE AT JANUARY 1, 1999                           $ 625,000     $ 625,000      $ 1,691,297         $11,900       $ 2,953,197
    Comprehensive income:
    Net income for the year                                                           419,519                           419,519
    Net change in unrealized loss on securities
      available for sale, net of tax of $32,892                                                       (63,850)
    Net cumulative effect of adopting
      SFAS No. 133, net of tax of ($2,024)                                                              3,928
                                                                                                --------------
      Total other comprehensive loss                                                                                    (59,922)
                                                                                                                 ---------------
        Total comprehensive income                                                                                      359,597
    Cash dividends ($2.00 per share)                                                 (125,000)                         (125,000)
                                                  ------------- -------------  ---------------  --------------   ---------------

BALANCE AT DECEMBER 31, 1999                           625,000       625,000        1,985,816         (48,022)        3,187,794
    Comprehensive income:
    Net income for the year                                                           470,073                           470,073
    Net change in unrealized gain on
      securities available for sale, net of
      tax of ($21,669)                                                                                 42,063            42,063
                                                                                                                 ---------------
            Total comprehensive income                                                                                  512,136
    Cash dividends ($2.25 per share)                                                 (140,625)                         (140,625)
                                                  ------------- -------------  ---------------  --------------   ---------------

BALANCE AT DECEMBER 31, 2000                           625,000       625,000        2,315,264          (5,959)        3,559,305
    Comprehensive income:
    Net income for the year                                                           428,843                           428,843
    Net change in unrealized gain on
       securities available for sale, net of tax
        of ($23,618)                                                                                   45,847            45,847
                                                                                                                 ---------------
          Total comprehensive income                                                                                    474,690
    Cash dividends ($2.25 per share)                                                 (140,625)                         (140,625)
                                                  ------------- -------------  ---------------  --------------   ---------------

BALANCE AT DECEMBER 31, 2001                         $ 625,000     $ 625,000      $ 2,603,482         $39,888       $ 3,893,370
                                                  ============= =============  ===============  ==============   ===============

                             See accompanying notes

HURON NATIONAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999

CASH FLOWS FROM OPERATING ACTIVITIES                                                 2001               2000               1999
                                                                                     ----               ----               ----
    Net income                                                                     $ 428,843          $ 470,073          $ 419,519
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation                                                                  64,723             61,593             57,443
        Net premium amortization and discount accretion on securities                 68,504            323,677            218,911
        Provision for loan losses                                                                         4,000             12,000
        Increase/(decrease) in cash from change in assets
          and liabilities:
            Interest receivable                                                      (75,734)           (31,058)             2,171
            Other assets and other real estate                                        57,273            (25,799)            14,584
            Interest payable                                                           6,968              5,916             (3,693)
            Other liabilities                                                        (90,200)            18,985            (42,412)
                                                                             ----------------   ----------------   ----------------
                Net cash from operating activities                                   460,377            827,387            678,523
                                                                             ----------------   ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale:
        Purchases                                                                 (6,450,427)                           (1,997,513)
        Maturities                                                                 1,650,000          1,350,000          1,281,429
    Securities held to maturity:
        Purchases                                                                                      (195,246)
        Maturities                                                                   148,000            168,000            667,000
    Net increase in loans                                                           (253,022)        (2,296,758)        (3,155,141)
    Purchases of property and equipment, net                                         (78,833)           (29,129)           (27,874)
                                                                             ----------------   ----------------   ----------------
                Net cash from investing activities                                (4,984,282)        (1,003,133)        (3,232,099)
                                                                             ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit accounts                                               4,729,443          1,927,736          1,992,730
    Dividends paid                                                                  (140,625)          (140,625)          (125,000)
                                                                             ----------------   ----------------   ----------------
                Net cash from financing activities                                 4,588,818          1,787,111          1,867,730
                                                                             ----------------   ----------------   ----------------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                    64,913          1,611,365           (685,846)
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF YEAR                                                                5,846,122          4,234,757          4,920,603
                                                                             ----------------   ----------------   ----------------
  END OF YEAR                                                                    $ 5,911,035        $ 5,846,122        $ 4,234,757
                                                                             ================   ================   ================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for:
    Interest                                                                     $ 1,511,811        $ 1,241,400        $ 1,193,143
    Federal income tax                                                               250,744            187,744            241,169


    Non cash investing activities:
    Transfer from securities held to maturity to available for sale                                                    $ 2,294,050

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

     USE OF ESTIMATES ~ To prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

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

As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivative instruments to be recorded at fair values. The Company's early adoption of this standard had no effect on the financial statements other than the reclassifications of securities described below. As permitted by SFAS No. 133, upon adoption of the standards, the Company transferred securities from the held to maturity portfolio to the available for sale portfolio. At the date of transfer, these securities had a carrying amount of $2,294,050.

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

     OTHER REAL ESTATE ~ Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or market value. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in net loss on other real estate.

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

     EARNINGS PER SHARE ~ Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computation of basic earnings per share was 62,500 for all years presented. The Bank did not have any dilutive shares during the years ended December 31, 2001, 2000, or 1999.

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

NOTE 2 - CASH AND DUE FROM BANKS

     As of December 31, 2001, the Bank was required to maintain cash balances with the Federal Reserve Bank in the amount of $75,000. These balances do not earn interest.

NOTE 3 - SECURITIES

The fair value and carrying amount, if different, for securities, the gains and losses included in accumulated other comprehensive loss for securities available for sale and the unrecognized gains and losses for securities held to maturity, at December 31 were as follows:

                 2001
              Securities Available for Sale:                Fair Value           Gains             Losses
              ------------------------------                ----------           -----             ------
                    U.S. Agency                            $ 3,737,013          $ 21,583           $     -
                    Mortgage-backed                            269,984             4,735
                    Corporate                                1,404,431            30,837
                    State and Municipal                      2,598,935             3,284
                                                           -----------          --------           -------
                                                           $ 8,010,363          $ 60,439           $     -
                                                           ===========          ========           =======
                                                                                                                    Carrying
              Securities Held to Maturity:                  Fair Value           Gains             Losses            Amount
              ----------------------------                  ----------           -----             ------            ------
                    State and Municipal                      $ 372,643          $ 10,635                           $ 362,008
                                                            ----------          --------           -------         ---------
                                                             $ 372,643          $ 10,635           $     -         $ 362,008
                                                            ==========          ========           =======         =========

                 2000
              Securities Available for Sale:                Fair Value           Gains             Losses
              ------------------------------                ----------           -----             ------
                    U.S. Treasury                            $ 299,156           $     -            $ (501)
                    U.S. Agency                              1,367,536                              (2,737)
                    Mortgage-backed                            357,541                              (8,182)
                    State and Municipal                      1,182,794             2,392
                                                           -----------          --------         ---------
                                                           $ 3,207,027           $ 2,392         $ (11,420)
                                                           ===========          ========         =========

                                                                                                                    Carrying
              Securities Held To Maturity:                  Fair Value           Gains             Losses            Amount
              ----------------------------                  ----------           -----             ------            ------
                    State and Municipal                      $ 522,800          $ 10,845           $     -         $ 511,956
                                                            ----------          --------           -------         ---------
                                                             $ 522,800          $ 10,845           $     -         $ 511,956
                                                            ==========          ========           =======         =========

There were no sales of securities during 2001, 2000 or 1999.

The carrying amount and estimated fair value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Available for Sale                            Held to Maturity
                                                                                                                   Carrying
                                                             Fair Value                         Fair Value          Amount
                                                             ----------                         ----------          -------
              Due in one year or less                        $ 427,384                            $ 78,822          $ 78,251
              Due after one year through five years          5,808,692                             194,853           188,757
              Due after five years through ten years         1,504,303                              98,968            95,000
                                                           -----------                          ----------        ----------
                   Subtotal                                  7,740,379                             372,643           362,008
              Mortgage-backed                                  269,984
                                                           -----------                          ----------        ----------
                        Totals                             $ 8,010,363                           $ 372,643         $ 362,008
                                                           ===========                          ==========        ==========

A Security available for sale with a fair value of $299,657 at December 31, 2000 was pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS

Loans consist of the following at December 31:

                                                                             2001              2000
                                                                             ----              ----
                                Commercial                               $ 4,165,433       $ 3,826,480
                                Real estate                               16,022,222        16,640,600
                                Installment                                9,025,164         8,512,162
                                                                     ----------------  ----------------
                                          Total loans                    $29,212,819       $28,979,242
                                                                     ================  ================

Certain directors and executive officers of the Company, including associates of such persons, were also loan customers. The following is a summary of the balance and activity of loans to such parties.

                                                                                               2001
                                                                                               ----
                                      Balance - January 1                                    $ 356,897
                                           New loans                                           371,662
                                           Repayments                                         (392,127)
                                                                                       ----------------
                                      Balance - December 31                                  $ 336,432
                                                                                       ================

NOTE 5 -  ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                                                             2001              2000              1999
                                                                             ----              ----              ----
                    Balance at beginning of year                           $ 164,618         $ 181,951         $ 179,247
                    Additions (deductions)
                         Provision for loan losses                                               4,000            12,000
                         Recoveries credited to allowance                      3,954            16,937             4,155
                         Loans charged-off                                   (23,399)          (38,270)          (13,451)
                                                                     ----------------  ----------------  ----------------
                    Balance at end of year                                 $ 145,173         $ 164,618         $ 181,951
                                                                     ================  ================  ================

During the years 2001 and 2000, the balance of impaired loans was considered to be immaterial.

NOTE 6 - BANK PREMISES AND EQUIPMENT - NET

Bank premises and equipment consist of the following at December 31:

                                                                                         Accumulated          Carrying
                    2001                                                  Cost           Depreciation          Amount
                    ----                                                  ----           ------------         --------
                    Land                                                    $ 60,000               $ -          $ 60,000
                    Bank building and improvements                           487,002          (254,658)          232,344
                    Furniture and equipment                                  531,880          (400,252)          131,628
                                                                     ----------------  ----------------  ----------------
                         Total                                           $ 1,078,882        $ (654,910)        $ 423,972
                                                                     ================  ================  ================

                    2000
                    ----
                    Land                                                    $ 60,000               $ -          $ 60,000
                    Bank building and improvements                           487,002          (240,194)          246,808
                    Furniture and equipment                                  472,997          (369,943)          103,054
                                                                     ----------------  ----------------  ----------------
                         Total                                           $ 1,019,999        $ (610,137)        $ 409,862
                                                                     ================  ================  ================

Provision for depreciation of $64,723, $61,593, and $57,443, were included in non-interest expense in 2001, 2000 and 1999.

NOTE 7 - DEPOSITS

The Bank had approximately $3,478,000 and $2,946,000 in time deposits issued in denominations of $100,000 or more as of December 31, 2001 and 2000. Interest expense on time deposits issued in denominations of $100,000 or more was approximately $147,000, $148,000, and $95,000 in 2001, 2000 and 1999.

At year-end 2001, stated maturities of time deposits were:

                                                     2002                $ 16,382,929
                                                     2003                   2,466,474
                                                     2004                     999,342
                                                     2005                   2,652,133
                                                     2006                   1,897,081
                                                                   -------------------
                                                                         $ 24,397,959
                                                                   ===================

Related party deposits totaled $697,756 and $496,506 at year-end 2001 and 2000.

NOTE 8 - INCOME TAX

The provision for federal income tax for the years ended December 31 consists of the following:

                                                                             2001                2000             1999
                                                                             ----                ----             ----
                Current expense                                             $ 174,964          $ 219,636       $ 180,187
                Deferred expense                                               14,544              4,813           9,306
                                                                   -------------------  -----------------  --------------
                     Provision for income tax                               $ 189,508          $ 224,449        $189,493
                                                                   ===================  =================  ==============

Included in other liabilities are deferred tax balances arising from the following items:

                                                                                                  December 31,
                            Deferred tax assets:                                              2001             2000
                                                                                              ----             ----
                               Allowance for loan losses                                        $ 27,461        $ 34,073
                               Unrealized loss on securities available for sale                        0           3,070
                               Other                                                               2,458             476
                                                                                        -----------------  --------------
                                                                                                  29,919          37,619

                            Deferred tax liabilities:
                               Effects of preparing tax return on a cash basis                 $ (85,067)      $ (69,811)
                               Property and equipment                                            (87,366)        (92,876)
                               Unrealized gain on securities available for sale                  (20,548)              0
                               Other                                                              (2,784)         (2,616)
                                                                                        -----------------  --------------
                                                                                                (195,765)       (165,303)
                                                                                        -----------------  --------------

                                      Net deferred tax liability                              $ (165,846)      $(127,684)
                                                                                        =================  ==============

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                                                        2001            2000            1999
                                                                                        ----            ----            ----
                          Statutory rate applied to income before taxes               $ 210,239       $ 236,137       $ 207,064

                          Add (deduct)
                             Tax-exempt interest income                                 (19,635)        (15,879)        (21,495)
                             Other                                                       (1,096)          4,191           3,924
                                                                                  --------------  --------------  --------------

                                    Provision for income tax                           $189,508       $ 224,449       $ 189,493
                                                                                  ==============  ==============  ==============

NOTE 9 - OTHER OPERATING EXPENSE

Other operating expenses for the years ended December 31 consist of the following:

                                                                                        2001            2000            1999
                                                                                        ----            ----            ----
                          Office supplies                                              $ 25,793        $ 22,015        $ 27,793
                          Directors fees                                                 46,400          43,200          57,200
                          General insurance                                              27,464          23,805          19,065
                          ATM fees                                                       23,643          24,257          25,406
                          Other expense                                                 126,846         133,297         110,625
                                                                                  --------------  --------------  --------------
                                    Total other operating expenses                     $250,146       $ 246,574       $ 240,089
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

As of December 31, the Bank had outstanding letters of credit, commitments to make loans and unused lines of credit as follows:

                                                                                         2001            2000
                                                                                         ----            ----
                                      Outstanding letters of credit                   $ 167,000       $ 167,000
                                      Commitments to make loans
                                         and unused lines of credit                     845,000       1,143,119

All commitments above are at fixed rates and carry rates of interest from 8% to 11% and generally expire within one year.


Since certain commitments to make loans and fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.

From time to time claims are made against the Company in the normal course of business. There were no material outstanding claims at December 31, 2001.

The Company's loan and deposit relationships are not concentrated in any particular industry, nor is there significant dependence on any one employer. Noninterest-bearing deposits and federal funds sold held by Bank One, amounted to $5,009,156 and $4,829,554 at December 31, 2001 and 2000.

NOTE 11 - DIVIDENDS

Guidelines with respect to maintenance of capital adopted by federal banking law limits the amount of cash dividends the Bank can pay to the Holding Company to the extent of net retained profits (as defined by the regulatory agencies) for the current and two preceding years, and is further limited by the requirement that the Bank maintain positive retained earnings. Under the most restrictive of the above regulations, in 2002 the Bank is limited to paying additional dividends of approximately $626,000 plus 2002 net income.

NOTE 12 - PENSION PLAN

The Bank has a Simplified Employee Pension (SEP) Plan that is a defined contribution plan. Employees become eligible to participate in the SEP Plan after two years of service in the immediately preceding five plan years and after attaining the age of 21. In each plan year the Bank may contribute to the SEP Plan the lesser of $30,000 or a percentage of each participant's compensation as reported on Form W-2. The contribution is determined annually by the Bank's Board of Directors. Also, participants may make contributions to the SEP Plan subject to certain requirements and limitations. In all cases, Bank and participant contributions may not exceed limitations established by the Internal Revenue Service. Expense recognized by the Bank in relation to the SEP Plan for the year ended December 31, 2001, 2000 and 1999 was $8,409, $8,002 and $7,106.

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

The carrying amounts and fair values of the Company's financial instruments (in thousands) are as follows as of year-end.

                                                              2001                        2000
                                                     Carrying       Fair         Carrying        Fair
                                                      Amount       Value          Amount         Value
                                                      ------       -----          ------         -----
              Financial assets
                   Cash and cash equivalents          $ 5,911      $ 5,911        $ 5,846        $ 5,846
                   Securities                           8,372        8,383          3,719          3,730
                   Loans, net                          29,068       28,959         28,815         28,688
                   Federal Reserve stock                   38           38             38             38
                   Accrued interest receivable            372          372            296            296

              Financial liabilities
                   Deposits                          $(40,105)    $(41,287)      $(35,375)     $ (34,764)
                   Accrued interest payable               (83)         (83)           (76)           (76)

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

At year end, the Bank's actual capital levels (dollars in millions) and minimum required levels were:

                                                                                       Minimum Required To
                                                                 Minimum Required      Be Well Capitalized
                                                                     For Capital     Under Prompt Corrective
                                                   Actual         Adequacy Purposes     Action Regulations
                                                   ------         -----------------     ------------------
2001                                         Amount     Ratio     Amount      Ratio     Amount      Ratio
----                                         ------     -----     ------      -----     -------     -----
Total capital (to risk weighted assets)      $ 4.0      13.9%     $  2.3      8.0%      $   2.9     10.0%
Tier 1 capital (to risk weighted assets)       3.9      13.4%        1.1      4.0%          1.7      6.0%
Tier 1 capital (to average assets)             3.9       8.8%        1.7      4.0%          2.2      5.0%

2000
----
Total capital (to risk weighted assets)      $ 3.7      14.6%     $  2.1      8.0%      $   2.6     10.0%
Tier 1 capital (to risk weighted assets)       3.6      13.9%        1.0      4.0%          1.5      6.0%
Tier 1 capital (to average assets)             3.6       9.4%        1.5      4.0%          1.9      5.0%

The Bank at year end 2001 and 2000 was categorized as well capitalized.

CONDENSED FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company:

          CONDENSED BALANCE SHEETS
                                                                                                              December 31,
          ASSETS                                                                                         2001             2000
                                                                                                         ----             ----
               Cash and cash equivalents                                                            $     4,035      $     1,373
               Investment in Huron National Bank                                                      3,889,335        3,557,932
                                                                                                    -----------      -----------
                    Total assets                                                                    $ 3,893,370      $ 3,559,305
                                                                                                    ===========      ===========
          LIABILITIES                                                                               $         -      $         -

          SHAREHOLDERS' EQUITY                                                                      $ 3,893,370      $ 3,559,305
                                                                                                    -----------      -----------
                    Total liabilities and shareholders' equity                                      $ 3,893,370      $ 3,559,305
                                                                                                    ===========      ===========

NOTE 15 - HURON NATIONAL BANCORP, INC. (PARENT COMPANY ONLY)


                                            CONDENSED STATEMENTS OF INCOME
                                                                                Years Ended December 31,
                                                                            2001          2000           1999
                                                                            ----          ----           ----
         Operating Income
              Dividends from Huron National Bank                         $ 155,625     $ 150,625      $ 135,000

         Operating Expenses
              Other expenses                                                12,338        11,240          8,759
                                                                      -------------  ------------  -------------

         Income before equity in undistributed
            net income of subsidiary                                       143,287       139,385        126,241

         Equity in undistributed net income of subsidiary                  285,556       330,688        293,278
                                                                      -------------  ------------  -------------

         Net Income                                                      $ 428,843     $ 470,073      $ 419,519
                                                                      =============  ============  =============

                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                                              Years Ended December 31,
                                                                            2001          2000           1999
                                                                            ----          ----           ----
         Cash Flows from Operating Activities
              Net income                                                 $ 428,843     $ 470,073      $ 419,519
              Adjustments to reconcile net income to
                 cash from operating activities:
              Equity in undistributed net income
                 of subsidiary                                            (285,556)     (330,688)      (293,278)
                                                                      -------------  ------------  -------------

         Net cash from operating activities                                143,287       139,385        126,241
                                                                      -------------  ------------  -------------

         Cash Flows from Financing Activities
              Dividends paid                                              (140,625)     (140,625)      (112,500)
                                                                      -------------  ------------  -------------
              Net Cash from Financing Activities                          (140,625)     (140,625)      (112,500)
                                                                      -------------  ------------  -------------

         Net Change in Cash and Cash Equivalents                             2,662        (1,240)         1,241
         Cash and Cash Equivalents at:
              Beginning of the period                                        1,373         2,613          1,372
                                                                      -------------  ------------  -------------

              End of the period                                            $ 4,035       $ 1,373        $ 2,613
                                                                      =============  ============  =============

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               Interest     Net Interest    Net           Earnings
               2001                             Income        Income       Income        Per Share
               ----                             ------        ------       ------        ---------
                    First quarter             $ 760,846     $ 395,053     $127,444        $ 2.04
                    Second quarter              762,475       381,246      109,548          1.75
                    Third quarter               762,965       374,758      104,782          1.68
                    Fourth quarter              740,474       356,924       87,069          1.39

               2000
               ----
                    First quarter             $ 676,154     $ 368,371     $111,996        $ 1.79
                    Second quarter              680,358       375,259      112,706          1.80
                    Third quarter               698,568       395,561      122,852          1.97
                    Fourth quarter              742,239       410,812      122,519          1.96

In the first quarter of 2001, higher volumes of loan rates on these loans existed compared to the loan volume and rates in later quarters. The decrease in fourth quarter net income in 2001 was due to the decrease in interest rates on earning assets versus interest paid on deposits.

                                   EXHIBIT 21

                               LIST OF SUBSIDIARY
                               ------------------


         NAME                                                INCORPORATED
         ----                                                ------------
1.  Huron National Bank                             National Banking Association
                                                    headquartered in Michigan