Form 10QSB
period 2002-03-31
HURON NATIONAL BANCORP INC
filed 2002-05-10
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q SB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

Commission File Number 0-19181

HURON NATIONAL BANCORP, INC.
(Exact name of small business issuer in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2855012 (IRS employer Identification No.)

200 East Erie Street, Rogers City, Michigan 49779
(Address of principal executive offices) (Zip Code)

Telephone Number including area code: (989) 734-4734

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods if the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]   No[     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

$10.00 par value of common stock (Class)	62,500 shares as of April 26, 2002 (Outstanding)

HURON NATIONAL BANCORP, INC.

CONTENTS

PART I	FINANCIAL INFORMATION (CONDENSED)
ITEM 1	Consolidated Balance Sheet (Unaudited) March 31, 2002	2
	Consolidated Statements of Income and Comprehensive Income (Unaudited) Three months ended March 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows (Unaudited) Three months ended March 31, 2002 and 2001	4
	Notes to the Consolidated Financial Statements (Unaudited)	5
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II	OTHER INFORMATION
Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

	Signatures	10 10 10 10 10 10 11

HURON NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                        March 31,
ASSETS                                                                                    2002
                                                                                          ----
    Cash and due from banks                                                           $  3,584,155
    Federal funds sold                                                                   4,200,000
                                                                                    ---------------
              Cash and cash equivalents                                                  7,784,155

    Securities available for sale                                                        8,220,799
    Securities held to maturity                                                            361,578
                                                                                    ---------------
              Total securities                                                           8,582,377
    Loans
        Commercial                                                                       3,090,335
        Real Estate                                                                     16,175,865
        Installment                                                                      8,759,620
                                                                                    ---------------
               Total loans                                                              28,025,820
        Allowance for loan losses                                                         (145,777)
                                                                                    ---------------
           Net loans                                                                    27,880,043
    Bank premises and equipment - net                                                      411,164
    Accrued interest receivable                                                            431,966
    Other assets                                                                           115,674
                                                                                    ---------------
              Total assets                                                            $ 45,205,379
                                                                                    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                                     $  4,508,361
        Interest-bearing transaction accounts                                            4,702,468
        Savings                                                                          7,220,137
        Time                                                                            24,541,473
                                                                                    ---------------
              Total deposits                                                            40,972,439
                                                                                    ---------------
    Accrued interest payable                                                                88,628
    Other liabilities                                                                      182,186
                                                                                    ---------------
              Total liabilities                                                         41,243,253
Shareholders' equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                                    625,000
    Additional paid in capital                                                             625,000
    Retained earnings                                                                    2,694,019
    Accumulated other comprehensive income, net                                             18,107
                                                                                    ---------------
              Total shareholders' equity                                                 3,962,126
                                                                                    ---------------

                 Total liabilities and shareholders' equity                           $ 45,205,379
                                                                                    ===============

See notes to the interim consolidated financial statements	2

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                              Three Months Ended
                                                                        March 31,             March 31,
Interest Income                                                            2002                 2001
                                                                           ----                 ----
    Loans, including fees                                                $ 605,703            $ 654,159
    Federal funds sold                                                      15,134               47,542
    Securities:
      Taxable                                                               73,943               50,085
      Tax exempt                                                            20,082                8,497
      Other                                                                    563                  563

                                                                       ------------         ------------
        Total interest income                                              715,425              760,846

Interest Expense
    Deposits                                                               368,994              365,793
                                                                       ------------         ------------

Net Interest Income                                                        346,431              395,053

Provision for Loan Losses                                                        0                    0
                                                                       ------------         ------------

Net Interest Income After
   Provision for Loan Losses                                               346,431              395,053

Non-Interest Income
    Service charges                                                         15,217               19,534
    Other                                                                    8,569               10,808
                                                                       ------------         ------------
        Total non-interest income                                           23,786               30,342
                                                                       ------------         ------------

Non-Interest Expense
    Salaries and benefits                                                  132,769              133,944
    Premises and equipment                                                  37,000               41,361
    Legal and accounting fees                                               17,608               16,340
    Other operating expense                                                 57,741               63,765
                                                                       ------------         ------------
        Total non-interest expense                                         245,118              255,410
                                                                       ------------         ------------

Income Before Income Tax                                                   125,099              169,985

Provision for Income Tax                                                    34,562               55,977
                                                                       ------------         ------------

Net Income                                                               $  90,537            $ 114,008
                                                                       ============         ============

Comprehensive Income                                                     $ 112,319            $ 140,995
                                                                       ============         ============

Basic and Diluted Earnings Per Share                                     $    1.45            $    1.82
                                                                       ============         ============

See notes to the interim consolidated financial statements	3

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Three Months Ended
                                                                            March 31,         March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                          2002              2001
                                                                              ----              ----
   Net income                                                             $    90,537       $   114,008
   Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation and amortization                                           13,752            15,838
       Net premium amortization and discount accretion on securities           29,072            (8,726)
       Provision for loan losses                                                    0                 0
       Net change in:
         Other assets and interest receivable                                 (93,919)          (54,839)
         Other liabilities and interest payable                               106,732            76,948
                                                                         -------------     -------------
           Net cash from operating activities                                 146,174           143,229
                                                                         -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities:
       Purchases                                                           (1,052,529)       (1,025,006)
       Maturities                                                             725,000           500,000
   Held-to-maturity securities:
       Maturities                                                                                 70,000
   Net change in loans                                                      1,187,603          (397,620)
   Purchase of property and equipment                                            (944)          (66,306)
                                                                         -------------     -------------
           Net cash from investing activities                                 859,130          (918,932)
                                                                         -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposit accounts                                             867,816         1,219,693
                                                                         -------------     -------------
           Net cash from financing activities                                 867,816         1,219,693
                                                                         -------------     -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     1,873,120           443,990

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                       5,911,035         5,846,122
                                                                         -------------     -------------

  END OF PERIOD                                                           $ 7,784,155       $ 6,290,112
                                                                         =============     =============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                             $   363,286       $   349,269
     Federal income tax                                                   $       -         $    34,744

See notes to the interim consolidated financial statements	4

HURON NATIONAL BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Huron National Bank after elimination of significant inter-company transactions and accounts. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 2001.

2.	In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2002, and the results of operations for the three month periods ended March 31, 2002 and 2001.

3.	During the three month period ended March 31, 2002, there were no sales of available-for-sale securities. At March 31, 2002, the net gross unrealized holding gain on available-for-sale securities was $27,439. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of March 31, 2002 was $372,062.

4.	Loans past due ninety days or more, nonaccruals and restructured loans increased by approximately $92,193 during the three months ended March 31, 2002 to $276,193. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of March 31, 2002, the Bank had outstanding commitments to make loans totaling $905,915 and outstanding letters of credit of $190,000.

5.	The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.
6.	Basic and diluted earnings per share is computed using the weighted average number of shares outstanding. There were no diluted shares as of March 31, 2002 and 2001. The number of shares used in the computations of basic earnings per share was 62,500 for 2002 and 2001.

Continued	5

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

Summary of Financial Position

        Total assets at March 31, 2002 increased from December 31, 2001 by 2.21%, or $976,634. This increase primarily was the result of an increase in deposit funding of $867,816 that was used to increase cash and due from banks. The net loan to deposit ratio decreased from 72.48% at December 31, 2001 to 68.05% at March 31, 2002. The allowance for loan losses increased by $604.

        During the first three months of 2002, the Bank has seen an increase in total deposits of 2.16% or $867,816, primarily in time and interest bearing accounts. This increase was offset by decreases in non interest bearing accounts as depositors are committing funds for an extended period of time impacted by changing deposit rate and service charge pricing by financial institutions in Presque Isle County.

Results of Operations

        Net income for the three months ended March 31, 2002 totaled $90,537 compared to $114,008 for the three months ended March 31, 2001, a decrease of $23,471. The decrease is primarily the result of decreases in total interest income and non interest income totaling $51,977.

        The provision for loan losses for the three month periods ended March 31, 2002 and 2001 was $0. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

        Non-interest income for the three months ended March 31, 2002 totaled $23,786 compared to $30,342 in 2001. The decrease was primarily related to a decrease in service fee income.

Continued	6

HURON NATIONAL BANCORP, INC.
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

        Non-interest expense for the three months ended March 31, 2002 totaled $245,118 compared to $255,410 at March 31, 2001. This decrease of $10,292 was a decrease in premises and equipment of $4,361 and other operating expense of $6,024.

        The effective Federal income tax rate, derived by dividing Federal income tax expense by income before taxes, was approximately 27.63% and 32.93% for the three month periods ended March 31, 2002 and 2001. This decrease between periods is primarily the result of lower net income and the proportion of net income derived from tax exempt securities.

Analysis of Net Interest Income

        The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

        The Bank has experienced a decrease in net interest income of $48,622 for the three months ended March 31, 2002 over the comparable prior year period mainly due to interest rates repricing lower on interest earning assets quicker than the interest rates repricing lower on interest bearing liabilities. The rate and volume fluctuations have resulted in a decrease in the gross yield on interest earning assets of 128 basis points as compared with the same period in 2001. Loan rates have decreased along with loan volume, accounting for the most significant portion of reduced interest income. The rate paid on interest bearing liabilities decreased 52 basis points over the three months ended March 31, 2002 as compared with the same period in 2001. The net yield on interest earning assets decreased from 4.30% for the three months ended March 31, 2001 to 3.42% for the same period 2002. The decrease in margin decreased the net interest income by $42,654 on a fully tax equivalent basis.

Continued	7

HURON NATIONAL BANCORP, INC.
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Management

        Regulators have established "risk-based" capital guidelines for banks and bank holding companies. Because of the Corporation's and Bank's size, regulatory capital requirements apply only to the Bank.

        Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At March 31, 2002 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

        As of March 31, 2002, the Bank's consolidated actual capital levels and minimum required levels are:

                                                                                   Minimum Required To
                                                             Minimum Required      Be Well Capitalized
                                                               For Capital       Under Prompt Corrective
                                              Actual         Adequacy Purposes      Action Regulations
                                              ------         -----------------      ------------------
(In Thousands)                           Amount     Ratio     Amount    Ratio      Amount       Ratio
--------------                           ------     -----     ------    -----      ------       -----
Total capital (to risk weighted assets)  $4,090    14.50%     $2,257    8.00%      $2,821      10.00%
Tier 1 capital (to risk weighted assets   3,944    13.98%      1,128    4.00%       1,692       6.00%
Tier 1 capital (to average assets)        3,944     8.71%      1,811    4.00%       2,264       5.00%

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

        The Bank's cumulative 1 year GAP position has decreased from ($19,215,000) at December 31, 2001 to ($19,982,091) at March 31, 2002 primarily due to the increase in longer investments and federal funds maturing within one year. Also, an increase in certificates of deposits maturing within one year has decreased the cumulative GAP position.

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

HURON NATIONAL BANCORP, INC.
PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        No changes in legal proceedings relevant to the requirements of this section occurred during the three months ended March 31, 2002.

ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the three months ended March 31, 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2002.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Registrant's security holders during the three months ended March 31, 2002.

ITEM 5 - OTHER INFORMATION

No other information to report during the three months ended March 31, 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits required by Item 601 of Regulation S-K. None.

2. Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 2002.

10

HURON NATIONAL BANCORP, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURON NATIONAL BANCORP, INC.

By:   /s/ Michael L. Cahoon
      Michael L. Cahoon
      President and Chief Executive Officer
Dated:  5/08/02

By:   /s/ Paulette D. Kierzek
      Paulette D. Kierzek
      Chief Financial Officer
Dated: 5/08/02

11