Form 10QSB
period 2002-06-30
HURON NATIONAL BANCORP INC
filed 2002-08-14
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2002

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




$10.00 par value of common stock              62,500 shares as of August 2, 2002
           (Class)                                     (Outstanding)

                          HURON NATIONAL BANCORP, INC.

                                    CONTENTS


PART I        FINANCIAL INFORMATION (CONDENSED)

ITEM 1        Consolidated Balance Sheet (Unaudited)
                  June 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . .2

              Consolidated Statements of Income and Comprehensive Income
                  (Unaudited)Three and six months ended June 30, 2002 and 2001 3

              Consolidated Statements of Cash Flows (Unaudited)
                  Six months ended June 30, 2002 and 2001  . . . . . . . . . . 4

              Notes to the Consolidated Financial Statements (Unaudited). . . .5


ITEM 2        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . . . . . 6


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

              Certifications . . . . . . . . . . . . . . . . . . . . . . . . .12

                          HURON NATIONAL BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)




                                                                       June 30,
                                                                         2002
                                                                       _______
ASSETS
    Cash and due from banks                                         $ 3,663,977
    Federal funds sold                                                2,100,000
                                                                     __________
              Cash and cash equivalents                               5,763,977

    Securities available for sale                                    10,886,013
    Securities held to maturity                                         291,272
                                                                     __________
              Total securities                                       11,177,285
    Loans
        Commercial                                                    3,682,973
        Real Estate                                                  16,071,866
        Installment                                                   9,067,603
                                                                     __________
               Total loans                                           28,822,442
        Allowance for loan losses                                      (136,398)
                                                                     __________
           Net loans                                                 28,686,044
    Bank premises and equipment - net                                   397,412
    Accrued interest receivable                                         385,580
    Other assets                                                        102,658
                                                                     __________
              Total assets                                          $46,512,956
                                                                     ==========




LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction accounts                   $ 4,591,884
        Interest-bearing transaction accounts                         4,818,959
        Savings                                                       7,712,651
        Time                                                         24,936,411
                                                                     __________
              Total deposits                                         42,059,905
                                                                     __________
    Accrued interest payable                                             78,993
    Other liabilities                                                   170,433
                                                                     __________
              Total liabilities                                      42,309,331
Shareholders' equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding                                 625,000
    Additional paid in capital                                          625,000
    Retained earnings                                                 2,801,081
    Accumulated other comprehensive income, net                         152,544
                                                                     __________
              Total shareholders' equity                              4,203,625
                                                                     __________

                 Total liabilities and shareholders' equity         $46,512,956

                                                                     ==========

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)


                                                             Three Months Ended                   Six Months Ended
                                                         June 30,           June 30,          June 30,           June 30,
                                                           2002               2001              2002               2001
                                                           ____               ____              ____               ____
Interest Income
    Loans, including fees                              $ 601,753          $ 664,550        $1,207,456         $1,318,709
    Federal funds sold                                     9,127             34,596            24,262             82,136
    Securities:
      Taxable                                             92,997             52,746           166,940            102,832
      Tax exempt                                          20,070             10,021            40,152             18,518
      Other                                                  563                562             1,125              1,125
                                                        ________           ________         _________          _________
        Total interest income                            724,510            762,475         1,439,935          1,523,320

Interest Expense
    Deposits                                             364,864            381,229           733,858            747,022
                                                        ________           ________         _________          _________
Net Interest Income                                      359,646            381,246           706,077            776,298

Provision for Loan Losses                                    500                  0               500                  0
                                                        ________           ________         _________          _________
Net Interest Income After
   Provision for Loan Losses                             359,146            381,246           705,577            776,298
                                                        ________           ________         _________          _________
Non-Interest Income
    Service charges                                       19,447             19,160            34,664             38,695
    Other                                                 10,086             12,773            18,655             23,580
                                                        ________           ________         _________          _________
        Total non-interest income                         29,533             31,933            53,319             62,275
                                                        ________           ________         _________          _________
Non-Interest Expense
    Salaries and benefits                                137,106            132,292           269,875            266,234
    Premises and equipment                                36,196             36,884            73,196             78,246
    Legal and accounting fees                             18,189             18,259            35,797             34,599
    Other operating expense                               53,713             65,404           111,453            129,169
                                                        ________           ________         _________          _________
        Total non-interest expense                       245,204            252,839           490,321            508,248
                                                        ________           ________         _________          _________

Income Before Income Tax                                 143,475            160,340           268,575            330,325

Provision for Income Tax                                  36,413             52,356            70,975            108,333
                                                        ________           ________         _________          _________

Net Income                                             $ 107,062          $ 107,984         $ 197,600          $ 221,992
                                                        ========           ========         =========          =========

Comprehensive Income                                   $ 241,499          $ 120,186         $ 353,819          $ 255,222
                                                        ========           ========         =========          =========
Basic and Diluted Earnings Per Share                      $ 1.71             $ 1.73            $ 3.16             $ 3.55
                                                        ========           ========         =========          =========

           See notes to the interim consolidated financial statements

                          HURON NATIONAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                            June 30,             June 30,
                                                                                              2002                 2001
                                                                                              ____                 ____
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                             $ 197,600             $ 221,992
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                         27,504                31,820
        Net premium amortization and discount accretion on securities                        194,850                21,674
        Provision for loan losses                                                                500                     0
        Net change in:
            Other assets and interest receivable                                             (34,517)              (12,441)
            Other liabilities and interest payable                                            39,569                10,884
                                                                                           _________              ________
                Net cash from operating activities                                           425,506               273,929
                                                                                           _________              ________

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                          (3,903,004)           (2,542,674)
       Maturities                                                                            925,000             1,050,000
   Held-to-maturity securities:
       Maturities                                                                             70,000               140,000
    Net change in loans                                                                      381,102              (474,394)
    Purchase of property and equipment                                                          (944)              (73,110)
                                                                                           _________             _________
                Net cash from investing activities                                        (2,527,846)           (1,900,178)
                                                                                           _________             _________

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposit accounts                                                         1,955,282             3,022,302
                                                                                           _________             _________
                Net cash from financing activities                                         1,955,282             3,022,302
                                                                                           _________             _________

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (147,058)            1,396,053

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                      5,911,035             5,846,122
                                                                                           _________             _________

  END OF PERIOD                                                                          $ 5,763,977           $ 7,242,175
                                                                                           =========             =========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                             $ 737,785             $ 740,960
      Federal income tax                                                                    $ 48,894              $ 88,744

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

2. In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2002 and 2001.

3. During the six month period ended June 30, 2002, there were no sales of available-for-sale securities. For this period, the net unrealized holding gain, net of tax, on available-for-sale securities was $152,192. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of June 30, 2002 was $307,275.

4. Loans past due ninety days or more, nonaccruals and restructured loans decreased from December 31, 2001 by approximately $133,500 during the six months ended June 30, 2002 to $50,490. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of June 30, 2002, the Bank had outstanding commitments to make loans totaling $1,980,636 and outstanding letters of credit of $198,000.

5. The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.

6. Basic and diluted earnings per share is computed using the weighted average number of shares outstanding. There were no diluted shares as of June 30, 2002 and 2001. The number of shares used in the computations of basic and diluted earnings per share was 62,500 for 2002 and 2001.

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


Summary of Financial Position

     Total assets at June 30, 2002 increased from December 31, 2001 by 5.16%, or $2,284,211. This increase primarily was the result of an increase in securities of $2,804,914 from December 31, 2001. The net loan to deposit ratio decreased from 72.48% at December 31, 2001 to 68.20% at June 30, 2002.

     During the first six months of 2002, the Bank has seen an increase in total deposits of 4.9% or $1,955,282, primarily in savings and time deposits.


Results of Operations

     Net income for the six months ended June 30, 2002 totaled $197,600 compared to $221,992 for the six months ended June 30, 2001, a decrease of $24,392. The decrease is primarily the result of a decrease in interest income of $70,221. Net income for the three months totaled $107,062 and $107,984 as of June 30, 2002 and 2001.

     The Bank is required to disclose comprehensive income which for the Bank is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax. For the six months ended June 30, 2002 and 2001, total comprehensive income was $353,819 and $255,222.

     The provision for loan losses for the six month periods ended June 30, 2002, and 2001 was $500 and $0. It is Management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects Management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

     Non-interest income for the six months ended June 30, 2002 totaled $53,319 compared to $62,275 in 2001. The decrease was primarily related to a reduction in fee income and service charges. Non-interest income for the three months ended June 30, 2002 totaled $29,533 compared to $31,933 in 2001, primarily due to a decrease of $2,647 in other income.

                                   Continued

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Results of Operations (continued)

     Non-interest expense for the six months ended June 30, 2002 totaled $490,321 compared to $508,248 at June 30, 2001. There was a decrease of $17,927 in other operating expense. For the three months ended June 30, 2002 non-interest expense totaled $245,204 compared to $252,839 as of June 30, 2001. A decrease in other operating expense of $11,691 offset by an increase of $4,814 in salaries and benefits.

     Federal income tax expense decreased $37,358, to $70,975 for the six months ended June 30, 2002, compared to the previous years tax expense of $108,333 at June 30, 2001, primarily due to lower gross income.


Analysis of Net Interest Income

     The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

     The Bank has experienced a decrease in net interest income of $70,221 for the six months ended June 30, 2002 over the comparable prior year period mainly due to a decrease in the rate earned on interest earning assets offset partially by a decrease in the rate paid on interest bearing liabilities. The rate and volume fluctuations have resulted in a decrease in gross yield on interest earning assets for six months ending 2002 and 2001. The net yield on interest earning assets decreased from 3.56% for the six months ending June 30, 2001 to 2.92% for the same period 2002.


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

                                   Continued
                                                                               7

                          HURON NATIONAL BANCORP, INC.
                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Management (continued)

     Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At June 30, 2002 Huron National Bank had capital ratios well above the minimum regulatory guidelines.

     As of June 30, 2002, the Bank's actual capital levels and minimum required levels are:

                                                                                                   Minimum Required To
                                                                            Minimum Required       Be Well Capitalized
                                                                              For Capital        Under Prompt Corrective
                                                  Actual                   Adequacy Purposes       Action Regulations
          (In Thousands)                          Amount       Ratio         Amount    Ratio       Amount       Ratio
          Total capital (to risk weighted assets) $4,183      14.24%         $2,350    8.00%       $2,937      10.00%
          Tier 1 capital (to risk weighted assets) 4,047      13.78%          1,175    4.00%        1,762       6.00%
          Tier 1 capital (to average assets)       4,047       8.94%          1,810    4.00%        2,262       5.00%



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

     The Bank's cumulative 1 year GAP position has decreased from ($19,215,000) at December 31, 2001 to ($19,114,727) at June 30, 2002 primarily due to the increase in longer investments and federal funds maturing within one year. Also, an increase in certificates of deposit maturing within one year has increased the cumulative GAP position.

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

                                   Continued
                                                                               9

                          HURON NATIONAL BANCORP, INC.
                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

No changes in legal proceedings relevant to the requirements of this section occurred during the six months ended June 30, 2002.


ITEM 2 - CHANGES IN SECURITIES

No changes in securities relevant to the requirements of this section occurred during the six months ended June 30, 2002.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the six months ended June 30, 2002.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Huron National Bancorp, Inc. was held on April 24, 2002. Elected as Directors for terms to expire in 2005 were Leon Delekta, Lynwood Lamb and Louis Dehring. Continuing Directors include Michael L. Cahoon, Donald Hampton, John Tierney, Ervin Nowak, Marvin Beatty and Eugene McLean. There were no other matters submitted to vote.


ITEM 5 - OTHER INFORMATION

No other information to report during the six months ended June 30, 2002.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1. The following Exhibits (listed by number corresponding to the exhibit table is Item 601 in Regulation S-K) are filed with this report:

        99.1 - Certificate of the Chief Executive Officer of Huron National Bancorp, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

        99.2 - Certificate of the Chief Financial Officer of Huron National Bancorp, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

2. Reports on Form 8-K. No reports on Form 8-K were filed for the six months ended June 30, 2002.

                          HURON NATIONAL BANCORP, INC.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HURON NATIONAL BANCORP, INC.




                                       By: /s/ Michael L. Cahoon
                                           _____________________________________
                                           Michael L. Cahoon
                                           President and Chief Executive Officer
                                           Dated: August 13, 2002


                                       By: /s/ Paulette D. Kierzek
                                           _____________________________________
                                           Paulette D. Kierzek
                                           Chief Financial Officer
                                           Dated: August 13, 2002

                                  EXHIBIT 99.1

                       CERTIFICATION OF FINANCIAL RESULTS




I, Michael L. Cahoon, the President and CEO of Huron National Bancorp, Inc., hereby certify the following:

       ~ This Form 10-Q fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and

       ~ The information contained in the report fairly presents, in all material respects, the financial position and results of operations of Huron National Bancorp, Inc. as of and for the periods presented.


/S/ Michael L. Cahoon
________________________
Michael L. Cahoon
President & CEO

                                  EXHIBIT 99.2

                       CERTIFICATION OF FINANCIAL RESULTS


I, Paulette D. Kierzek, the CFO of Huron National Bancorp, Inc. hereby certify the following:


       ~ This Form 10-Q fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and

       ~ The information contained in the report fairly presents, in all material respects, the financial position and results of operations of Huron National Bancorp, Inc. as of and for the periods presented.


/s/ Paulette D. Kierzek
________________________
Paulette D. Kierzek
CFO