Form 10KSB/A
period 2001-12-31
HURON NATIONAL BANCORP INC
filed 2002-11-06
CIK 861617

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________________ to ____________________ Commission file number 0-19181

HURON NATIONAL BANCORP, INC. (Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-2855012 (I.R.S. Employer Identification No.)

200 East Erie Street, Rogers City, Michigan (Address of principal executive offices)	49779 (Zip Code)

Issuer's telephone number:   (989) 734-4734

Securities registered pursuant to Section 12(b) of the Act:
Title of each class NONE	Name and Exchange on which registered NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $10.00 PER SHARE (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ] Yes  [     ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [     ]

The aggregate market value of the voting stock held by “non-affiliates” of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) as of March 15, 2002, was approximately $2,297,568, based on market price of $52.00 per share.

As of March 15, 2002, there were outstanding 62,500 shares of the Registrant’s common stock.

EXPLANATORY NOTE

        The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 2001 to identify Paulette D. Kierzek as the Registrant’s principal accounting officer and to include the report of Crowe, Chizek and Company LLP, the Registrant’s independent auditor, in Exhibit 13 pursuant to Article 2-02 of Regulation S-X, which report was unintentionally omitted from Exhibit 13 in the original filing via EDGAR, but was included in the printed version distributed to the Company’s shareholders.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on November 5, 2002.

HURON NATIONAL BANCORP, INC.

/s/ Michael L. Cahoon Michael L. Cahoon President and Chief Executive Officer	/s/ Paulette D. Kierzek Paulette D. Kierzek Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 5, 2002.

/s/ Marvin Beatty Marvin Beatty Chairman of the Board	Lynwood Lamb Director

/s/ Donald Hampton Donald Hampton Director	/s/ Leon Delekta Leon Delekta Vice Chairman

/s/ John Tierney John Tierney Director	/s/ Michael L. Cahoon Michael L. Cahoon Director, President and CEO

/s/ Dale L. Bauer Dale L. Bauer Vice President	/s/ Louis Dehring Louis Dehring Director

/s/ Paulette D. Kierzek Paulette D. Kierzek Cashier

3

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

13	Annual Report for the year ended December 31, 2001.

The consolidated financial statements and notes related thereto appear on pages 11 through 23, and the other information on pages 1 through 8 in the Annual Report to Shareholders are incorporated by reference in this Form 10-KSB/A Report. With the exception of these statements and information, the Annual Report to Shareholders for the year ended December 31, 2001, is not deemed filed as part of this Form 10-KSB/A.

4

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

HURON NATIONAL BANCORP, INC.

Table of Contents
Letter to Shareholders Selected Financial Data Directors, Officers and Personnel Corporate Information	1 2 3 4

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

/s/ Michael L. Cahoon

Michael L. Cahoon
President & Chief Executive Officer

1

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

2

DIRECTORS AND OFFICERS

Marvin Beatty
Chairman of:
   Huron National Bancorp, Inc.
   Huron National Bank
Owner State Wide Realty

Leon Delekta
Vice-Chairman of:
   Huron National Bancorp, Inc.
   Huron National Bank
Retired Potato Farmer
Truck Transportation

Eugene McLean
Director of:
   Huron National Bancorp, Inc.
   Huron National Bank
Retired Shipping Captain

Lynwood Lamb
Director of:
   Huron National Bancorp, Inc.
   Huron National Bank
Investment Advisor

Louis Dehring
Director of:
   Huron National Bancorp, Inc.
   Huron National Bank
Owner Paull Investments

Ervin Nowak
Director of:
   Huron National Bancorp, Inc.
   Huron National Bank
President of Builders Mart, Inc.

Donald Hampton
Director of:
   Huron National Bancorp, Inc.
   Huron National Bank
President of Hampton IGA, Inc.

John Tierney
Director of:
   Huron National Bancorp, Inc.
   Huron National Bank
Owner of Tierney & Williams, Inc.
President of 211 Bar & Restaurant
Secretary/Treasurer of Aurora Gas Company	Michael L. Cahoon
President and Chief Executive Officer
and Director of:
   Huron National Bancorp, Inc.
   Huron National Bank

Dale L. Bauer
Vice-President of:
   Huron National Bank

Paulette D. Kierzek
Cashier of Huron National Bank
Chief Financial Officer of:
   Huron National Bancorp, Inc.
Secretary to the Board of
   Huron National Bancorp, Inc.
   Huron National Bank

PERSONNEL

Shirley Bisson, Teller
Holly Bruning, Teller
Lisa Ciarkowski, Bookkeeper
Diane Delekta, Teller
Ann Hall, Bookkeeper
Vicki Kieliszewski, Bookkeeping Supervisor
Julie Konieczny, Receptionist & Loan Clerk
Judy Meyer, Proof Operator
Ruth Myers, Head Teller
Heather Sobeck, Bookkeeper
Connie Standen, Teller
Jennifer Tomas, Teller
Corinna Willis, Teller
Mary Sue Wozniak, Loan Supervisor

HOURS

Bank Lobby:
        9:00 a.m.-3:00 p.m.
        Monday-Thursday
        9:00 a.m.-5:00 p.m.-Friday

Drive-up Window:
        9:00 a.m.-5:00 p.m.
        Monday-Friday
        9:00 a.m.-12 noon-Saturday

ATM: Available 24 Hours

3

CORPORATE

Huron National Bancorp Inc., a bank holding company,
provides a broad range of banking services to businesses
and individuals in the Presque Isle County area. Its sole
subsidiary, Huron National Bank, was founded on
May 12, 1980.

Headquarters
200 E. Erie Street
Rogers City, Michigan 49779
(989) 734-4734
email: hnb@george.lhi.net

Annual Meeting
Wednesday, April 24, 2002, 10:00 a.m.
Huron National Bank Meeting Room
Rogers City, Michigan 49779

Stock Transfer Agent and Registrar
Huron National Bancorp, Inc.
Attn: Proxy Department
200 E. Erie Street
Rogers City, Michigan 49779

Form 10-KSB and Other Financial Reports
Copies of this annual report, the Corporation's
Annual Report on Form 10-KSB as filed with the
Securities and Exchange Commission may be
obtained from:

Paulette D. Kierzek
Chief Financial Officer & Secretary
Huron National Bank
200 E. Erie Street
Rogers City, Michigan 49779

Independent Accountants
Crowe, Chizek and Company LLP
330 East Jefferson Boulevard P.O. Box 7
South Bend, Indiana 46624

4

HURON NATIONAL BANCORP, INC.
Phone: 989 734-4734
Fax: 989 734-4737
Email: hnb@george.lhi.net
200 E. Erie Street
Rogers City, Michigan 49779

ANNUAL SHAREHOLDER REPORT

2001

HURON NATIONAL BANCORP, INC.
ROGERS CITY, MICHIGAN

HURON NATIONAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
and
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

December 31, 2001

HURON NATIONAL BANCORP, INC. CONTENTS
SELECTED FINANCIAL DATA

TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

REPORT OF INDEPENDENT AUDITORS

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets

   Consolidated Statements of Income

   Consolidated Statements of Changes in Shareholders' Equity

   Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements	1 2 3 9 10 11 12 13 14

HURON NATIONAL BANCORP, INC.
SELECTED FINANCIAL DATA

                                                                              For the Year Ended December 31,
SUMMARY OF OPERATIONS                                    2001             2000             1999              1998             1997
                                                         ----             ----             ----              ----             ----
     Total interest income                         $ 3,026,760      $ 2,797,319       $ 2,595,526      $ 2,445,180      $ 2,308,579
     Total interest expense                          1,518,779        1,247,316         1,189,450        1,151,318        1,117,854
                                                ---------------  ---------------  ----------------  ---------------  ---------------
     Net interest income                             1,507,981        1,550,003         1,406,076        1,293,862        1,190,725
     Provision for loan losses                               0            4,000            12,000           21,000           36,000
                                                ---------------  ---------------  ----------------  ---------------  ---------------
     Net interest income after provision
       for loan losses                               1,507,981        1,546,003         1,394,076        1,272,862        1,154,725
     Noninterest income                                120,194          123,330           119,945          132,034          135,432
     Noninterest expense                             1,009,824          974,811           905,009          865,599          818,870
                                                ---------------  ---------------  ----------------  ---------------  ---------------

     Income before income tax                          618,351          694,522           609,012          539,297          471,287
     Provision for income tax                          189,508          224,449           189,493          159,097          133,356
                                                ---------------  ---------------  ----------------  ---------------  ---------------

          NET INCOME                                 $ 428,843        $ 470,073         $ 419,519        $ 380,200        $ 337,931
                                                ===============  ===============  ================  ===============  ===============

AVERAGE SHARES OUTSTANDING                              62,500           62,500            62,500           62,500           62,500

PER SHARE DATA

     Basic and diluted earnings                         $ 6.86           $ 7.52            $ 6.71           $ 6.08           $ 5.41
     Cash dividends                                       2.25             2.25              2.00             1.80             1.60
     Book value, end of year                             62.29            56.95             51.00            47.25            42.85

TOTAL AVERAGE EQUITY (000's)                           $ 3,835          $ 3,417           $ 3,148          $ 2,864          $ 2,493

TOTAL AVERAGE ASSETS (000's)                          $ 42,087         $ 36,922          $ 35,418         $ 33,061         $ 31,238

RATIOS

     Return on average total assets                      1.02%            1.27%             1.18%            1.15%            1.08%
     Average shareholders' equity to average
       total assets*                                     9.11%            9.25%             8.89%            8.66%            7.98%
     Return on average shareholders' equity*            11.18%           13.76%            13.32%           13.28%           13.56%
     Dividend payout ratio (dividends divided
       by net income)                                   32.79%           29.92%            29.80%           29.59%           29.59%

PERIOD END TOTALS (000's)

     Total assets                                     $ 44,229         $ 39,225          $ 36,879         $ 34,729         $ 31,615
     Total loans                                        29,213           28,979            26,704           23,558           19,854
     Total deposits                                     40,105           35,375            33,447           31,455           28,712
     Shareholders' equity                                3,893            3,559             3,188            2,953            2,678

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

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Huron National Bancorp, Inc.
Rogers City, Michigan

We have audited the accompanying consolidated balance sheets of Huron National Bancorp, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huron National Bancorp, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe, Chizek and Company LLP Crowe, Chizek and Company LLP

South Bend, Indiana
February 15, 2002

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - SECURITIES (continued)

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

NOTE 8 - INCOME TAX (continued)

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                                                        2001            2000            1999
                                                                                        ----            ----            ----
                          Statutory rate applied to income before taxes               $ 210,239       $ 236,137       $ 207,064

                          Add (deduct)
                             Tax-exempt interest income                                 (19,635)        (15,879)        (21,495)
                             Other                                                       (1,096)          4,191           3,924
                                                                                  --------------  --------------  --------------

                                    Provision for income tax                          $ 189,508       $ 224,449       $ 189,493
                                                                                  ==============  ==============  ==============

NOTE 9 - OTHER OPERATING EXPENSE

Other operating expenses for the years ended December 31 consist of the following:

                                                                                        2001            2000            1999
                                                                                        ----            ----            ----
                          Office supplies                                              $ 25,793        $ 22,015        $ 27,793
                          Directors fees                                                 46,400          43,200          57,200
                          General insurance                                              27,464          23,805          19,065
                          ATM fees                                                       23,643          24,257          25,406
                          Other expense                                                 126,846         133,297         110,625
                                                                                  --------------  --------------  --------------
                                    Total other operating expenses                     $250,146       $ 246,574       $ 240,089
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