Form 10QSB
period 2002-09-30
HURON NATIONAL BANCORP INC
filed 2002-11-14
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number 0-19181

HURON NATIONAL BANCORP, INC.
(Exact name of small business issuer in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2855012 (IRS employer Identification No.)

200 East Erie Street, Rogers City, Michigan 49779
(Address of principal executive offices) (Zip Code)

(989) 734-4734
(Telephone Number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods if the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]   No[     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

$10.00 par value of common stock (Class)	62,500 shares as of November 1, 2002 (Outstanding)

HURON NATIONAL BANCORP, INC.

CONTENTS

PART I	FINANCIAL INFORMATION (CONDENSED)
ITEM 1	Consolidated Balance Sheet (Unaudited) September 30, 2002...............................................................................................	2
	Consolidated Statements of Income and Comprehensive Income (Unaudited) Three and nine months ended September 30, 2002 and 2001...............................	3
	Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2002 and 2001...............................................	4
	Notes to the Consolidated Financial Statements (Unaudited)..................................	5
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations....................................................................................	6
ITEM 3	Controls and Procedures...........................................................................................	9
PART II	OTHER INFORMATION
Item 1 - Legal Proceedings........................................................................................

Item 2 - Changes in Securities...................................................................................

Item 3 - Defaults upon Senior Securities..................................................................

Item 4 - Submission of Matters to a Vote of Security Holders................................

Item 5 - Other Information........................................................................................

Item 6 - Exhibits and Reports on Form 8-K ............................................................

Signatures..................................................................................................................

	Certifications.............................................................................................................	10 10 10 10 10 10 11 12

HURON NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                   September 30,
ASSETS                                                                                 2002
                                                                                       ----
  Cash and due from banks                                                        $     3,328,257
  Federal funds sold                                                                   1,200,000
                                                                                      ----------
         Cash and cash equivalents                                                     4,528,257

  Securities available for sale                                                       10,191,061
  Securities held to maturity                                                            283,027
                                                                                     -----------
         Total securities                                                             10,474,088
  Loans
     Commercial                                                                        4,221,045
     Real Estate                                                                      16,279,170
     Installment                                                                       9,021,345
                                                                                      ----------
         Total loans                                                                  29,521,560
     Allowance for loan losses                                                         (130,078)
                                                                                    ------------
         Net loans                                                                    29,391,482
  Bank premises and equipment - net                                                      387,886
  Accrued interest receivable                                                            370,100
  Other assets                                                                           106,048
                                                                                     -----------
         Total assets                                                            $    45,257,861
                                                                                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
     Non-interest bearing transaction accounts                                   $     5,085,312
     Interest-bearing transaction accounts                                             3,427,613
     Savings                                                                           7,619,078
     Time                                                                             24,441,908
                                                                                      ----------
         Total deposits                                                               40,573,911
                                                                                      ----------
  Accrued interest payable                                                                84,059
  Other liabilities                                                                      260,849
                                                                                     -----------
         Total liabilities                                                            40,918,819
Shareholders' equity
  Common stock, $10 par value:  100,000 shares authorized and
    62,500 outstanding                                                                   625,000
  Additional paid in capital                                                             625,000
  Retained earnings                                                                    2,914,674
  Accumulated other comprehensive income, net                                            174,368
                                                                                     -----------
         Total shareholders' equity                                                    4,339,042
                                                                                      ----------
           Total liabilities and shareholders' equity                            $    45,257,861
                                                                                      ==========

See notes to the interim consolidated financial statements	2

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                 Three Months Ended                    Nine Months Ended
                                             Sept 30,          Sept 30,          Sept 30,          Sept 30,
Interest Income                                2002              2001              2002              2001
                                               ----              ----              ----              ----
    Loans, including fees                       $ 617,526        $ 652,623        $1,824,982        $1,971,332
    Federal funds sold                              6,745           35,226            31,006           117,363
    Securities:
      Taxable                                      87,103           60,425           254,044           163,256
      Tax exempt                                   21,617           14,128            61,769            32,645
      Other                                           563              563             1,688             1,688
                                                ---------        ---------        ----------        ----------
        Total interest income                     733,554          762,965         2,173,489         2,286,284

Interest Expense
    Deposits                                      355,136          388,207         1,088,994         1,135,228
                                                ---------        ---------        ----------        ----------
Net Interest Income                               378,418          374,758         1,084,495         1,151,056

Provision for Loan Losses                           1,500                0             2,000                 0
                                                ---------        ---------        ----------        ----------

Net Interest Income After
   Provision for Loan Losses                      376,918          374,758         1,082,495         1,151,056

Non-Interest Income
    Service charges                                20,300           19,549            54,964            58,244
    Other                                          12,576           12,541            31,231            36,122
                                                ---------        ---------        ----------        ----------
        Total non-interest income                  32,876           32,090            86,195            94,366
                                                ---------        ---------        ----------        ----------

Non-Interest Expense
    Salaries and benefits                         141,640          136,631           411,515           402,867
    Premises and equipment                         36,300           39,035           109,496           117,280
    Legal and accounting fees                      22,745           18,408            58,542            53,007
    Other operating expense                        55,515           62,379           166,969           191,548
                                                ---------        ---------        ----------        ----------
        Total non-interest expense                256,200          256,453           746,522           764,702
                                                ---------        ---------        ----------        ----------

Income Before Income Tax                          153,594          150,395           422,168           480,720

Provision for Income Tax                           40,000           45,613           110,975           153,946
                                                ---------        ---------        ----------        ----------

Net Income                                      $ 113,594        $ 104,782        $  311,193        $  326,774
                                                =========        =========        ==========        ==========

Comprehensive Income                            $ 135,418        $ 141,216        $  489,236        $  396,438
                                                =========        =========        ==========        ==========

Basic and Diluted Earnings Per Share            $    1.82        $    1.68        $     4.98        $     5.23
                                                =========        =========        ==========        ==========

See notes to the interim consolidated financial statements	3

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                    Sept 30,        Sept 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                  2002            2001
                                                                                      ----            ----
    Net income                                                                        $ 311,193        $ 326,774
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                    41,256           47,730
        Net premium amortization and discount accretion on securities                   252,042           39,679
        Provision for loan losses                                                         2,000                0
        Net change in:
            Other assets and interest receivable                                       (22,427)         (36,777)
            Other liabilities and interest payable                                       44,880           62,283
                                                                                        -------           ------
                Net cash from operating activities                                      628,944          439,689
                                                                                       --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                    (3,903,004)      (4,442,431)
       Maturities                                                                     1,675,000        1,300,000
   Held-to-maturity securities:
       Maturities                                                                        78,000          148,000
   Net change in loans                                                                (325,836)        (489,454)
   Purchase of property and equipment                                                   (5,170)         (78,834)
                                                                                        -------         --------
                Net cash from investing activities                                  (2,481,010)      (3,562,719)
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposit accounts                                                      469,288        4,105,673
                                                                                        -------        ---------
                Net cash from financing activities                                      469,288        4,105,673
                                                                                        -------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (1,382,778)          982,643

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                 5,911,035        5,846,122
                                                                                      ---------        ---------

  END OF PERIOD                                                                     $ 4,528,257      $ 6,828,765
                                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                      $ 1,087,855      $ 1,121,080
      Federal income tax                                                            $    93,044      $   196,744

See notes to the interim consolidated financial statements	4

HURON NATIONAL BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiary, Huron National Bank after elimination of significant inter-company transactions and accounts. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 2001.

2.	In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2002, and the results of operations for the three and nine month periods ended September 30, 2002 and 2001.

3.	During the nine month period ended September 30, 2002, there were no sales of available-for-sale securities. At September 30, 2002, the total unrealized gain on available-for-sale securities was $264,196. There were no sales or transfers of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of September 30, 2002 was $303,297.

4.	Loans past due ninety days or more, nonaccruals and restructured loans decreased from December 31, 2001, by approximately $109,833 during the nine month ended September 30, 2002, to $74,167. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of September 30, 2002, the Bank had outstanding commitments to make loans totaling $1,012,315, and outstanding letter of credit of $183,000.

5.	The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.
6.	Basic and diluted earnings per share is computed using the weighted average number of shares outstanding. There were no diluted shares as of September 30, 2002 and 2001. The number of shares used in the computations of basic and diluted earnings per share was 62,500 for 2002 and 2001.

Continued	5

HURON NATIONAL BANCORP, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated financial statements of the Registrant and its wholly owned subsidiary. The discussion should be read in conjunction with those statements.

Summary of Financial Position

        Total assets at September 30, 2002 increased from December 31, 2001 by 2.33% or $1,029,116. This increase primarily was the result of an increase in total securities of $2,101,717 from December 31, 2001. The net loan to deposit ratio increased from 72.48% at December 31, 2001 to 72.76% at September 30, 2002.

        During the first nine months of 2002, the Bank has seen an increase in total deposits of 1.17% or $469,288, primarily in noninterest-bearing transaction accounts.

Results of Operations

        Net income for the nine months ended September 30, 2002 totaled $311,193 compared to $326,774 for the nine months ended September 30, 2001, a decrease of $15,581. The decrease is primarily the result of a decrease in interest income of $112,795, offset by a decrease in Federal Income Tax of $42,971. Net income for the three months totaled $113,594 and $104,782 as of September 30, 2002 and 2001.

        The Bank is required to disclose comprehensive income which for the Bank is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax. Total comprehensive income was $489,236 and $396,438 for the nine months ended September 30, 2002 and 2001.

        The provision for loan losses for the nine month periods ended September 30, 2002 and 2001, was $2,000 and $0. It is management's intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The consistent provision reflects management's assessment that the overall credit risk of the loan portfolio is generally unchanged.

        Non-interest income for the nine months ended September 30, 2002 totaled $86,195, compared to $94,366 in 2001. The decrease was primarily related to a reduction in fee income and service charges due to reduced activity. Non-interest income for the three months ended September 30, 2002 totaled $32,876, compared to $32,090 in 2001, primarily due to a increase of $751 in service charges.

        Non-interest expense for the nine months ended September 30, 2002 totaled $746,522, compared to $764,702 at September 30, 2001. This decrease was primarily due to a $24,579 decrease in other operating expense. For the three months ended September 30, 2002, non-interest expense totaled $256,200, compared to $256,453 as of September 30, 2001. A decrease in other operating expense of $6,864 offset by an increase of $5,009 in salaries and benefits attributed to the slight change.

        Federal income tax expense decreased $42,971 to $110,975 for the nine months ended September 30, 2002, compared to the previous year's tax expense of $153,946 at September 30, 2001, primarily due to lower gross income.

Continued	6

Analysis of Net Interest Income

        The difference between interest generated by the Bank's earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank's earnings.

        The Bank has experienced a decrease in net interest income of $66,561 for the nine months ended September 30, 2002, over the comparable prior year period mainly due to a decrease in the rate earned on interest earning assets offset partially by a decrease in the rate paid on interest bearing liabilities. The rate and volume fluctuations have resulted in a decrease in gross yield on interest earning assets for the nine months ending 2002 and 2001. The net yield on interest earning assets decreased from 4.02% for the nine months ending September 30, 2001, to 3.56% for the same period in 2002. The interest rate spread between total interest earning assets and total interest bearing liabilities increased from 2.71% at September 30, 2001 to 3.07% for the same period in 2002.

Capital Management

        Regulators have established "risk-based" capital guidelines for banks and bank holding companies. Because of the Corporation's and Bank's size, regulatory capital requirements apply only to the Bank.

        Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders' equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At September 30, 2002, Huron National Bank had capital ratios well above the minimum regulatory guidelines.

        As of September 30, 2002, the Bank's actual capital levels and minimum required levels are:

                                                                                               Minimum Required To
                                                                       Minimum Required        Be Well Capitalized
                                                                         For Capital         Under Prompt Corrective
                                                  Actual              Adequacy Purposes         Action Regulations
                                                  ------              -----------------         ------------------
(Dollars in thousands)                     Amount        Ratio       Amount        Ratio       Amount        Ratio
                                           ------        -----       ------        -----       ------        -----
Total capital (to risk weighted assets)  $  4,290        14.58%    $  2,354         8.00%    $  2,943        10.00%
Tier 1 capital (to risk weighted assets)    4,160        14.13%       1,177         4.00%       1,766         6.00%
Tier 1 capital (to average assets)          4,160         9.19%       1,810         4.00%       2,262         5.00%

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

        As previously noted, interest income and interest expense are also dependent on changing interest rates. The relative impact of changing interest rates on the net interest income depends on the rate sensitivity to such changes. Rate sensitivity generally depends on maturity structures, call provisions, repayment penalties, etc., of the respective financial instruments. The Bank's exposure or sensitivity to changing interest rates is measured by the ratio of rate-sensitive assets to rate-sensitive liabilities. The Bank feels that its rate sensitive position is adequate in a normal interest rate movement environment.

Continued	7

        The Bank's cumulative one year GAP position has increased from ($19,215,000) at December 31, 2001, to ($16,577,075) at September 30, 2002, primarily due to the interest in longer investments and federal funds maturing within one year. Also, an increase in certificates of deposit maturing within one year has increased the cumulative GAP position.

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

Continued	8

HURON NATIONAL BANCORP, INC.
ITEM 3 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) as of a date within 90 days of the filing date of this Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-QSB was being prepared.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Continued	9

HURON NATIONAL BANCORP, INC.
PART II
OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

        No changes in legal proceedings relevant to the requirements of this section occurred during the nine months ended September 30, 2002.

ITEM 2 – CHANGES IN SECURITIES

        No changes in securities relevant to the requirements of this section occurred during the nine months ended September 30, 2002.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

        There have been no defaults upon senior securities relevant to the requirements of this section during the nine months ended September 30, 2002.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITITY HOLDERS

        No other information to report during the nine months ended September 30, 2002.

ITEM 5 – OTHER INFORMATION

        No other information to report during the nine months ended September 30, 2002.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits required by Item 601 of Regulation S-K:
	1.	99.1 Certificate of the Chief Executive Officer of Huron National Bancorp, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	2.	99.2 Certificate of the Chief Financial Officer of Huron National Bancorp, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
b.	Reports on Form 8-K. No reports on Form 8-K were filed for the nine months ended September 30, 2002.

10

HURON NATIONAL BANCORP, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURON NATIONAL BANCORP, INC.
By	/s/ Michael L. Cahoon Michael L. Cahoon President and Chief Executive Officer
Dated:	11/12/02
By	/s/ Paulette D. Kierzek Paulette D. Kierzek Chief Financial Officer
Dated:	11/12/02

CERTIFICATIONS

I, Michael L. Cahoon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Huron National Bancorp, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/12, 2002

/s/ Michael L. Cahoon Michael L. Cahoon President and Chief Executive Officer

I, Paulette D. Kierzek, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Huron National Bancorp, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Paulette D. Kierzek Paulette D. Kierzek Chief Financial Officer

EXHIBIT 99.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
HURON NATIONAL BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Michael L. Cahoon, Chief Executive Officer of Huron National Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

HURON NATIONAL BANCORP, INC.
Dated: November 12, 2002	By	/s/ Michael L. Cahoon Michael L. Cahoon, Chief Executive Officer

EXHIBIT 99.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
HURON NATIONAL BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Paulette D. Kierzek, Chief Financial Officer of Huron National Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

HURON NATIONAL BANCORP, INC.
Dated: November 12, 2002	By	/s/ Paulette D. Kierzek Paulette D. Kierzek, Chief Financial Officer

