Form 10KSB
period 2002-12-31
HURON NATIONAL BANCORP INC
filed 2003-03-25
CIK 861617

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 0-19181

HURON NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2855012
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 East Erie Street, Rogers City, Michigan 49779
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (989) 734-4734

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

_________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by “non-affiliates” of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) as of March 14, 2003, was approximately $2,584,972, based on market price of $52.00 per share.

For the year ended December 31, 2002, the issuer’s net interest income was $1,487,207.

As of March 14, 2003, there were outstanding 62,500 shares of the Registrant’s common stock.

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2003 are incorporated by reference into Part II and Part III of this Report.

PART I

ITEM 1: Business

The Company

        Huron National Bancorp, Inc. is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. We were formed for the purpose of enabling Huron National Bank (the “Bank”) to form a one-bank holding company. The Bank became our wholly owned subsidiary on May 8, 1990. Our only subsidiary and significant asset as of December 31, 2002 is the Bank. We and the Bank operate in the Banking industry, which accounts for substantially all of our assets, revenues and operating income.

        The Bank was organized in 1980 under the laws of the United States. Its deposits, to the extent allowed by law, are insured by the Federal Deposit Insurance Corporation.

        As of December 31, 2002, we had total assets of $45.0 million, total deposits of $40.4 million, and shareholders’ equity of $4.3 million.

        Our main office is located at 200 East Erie Street, Rogers City, Michigan 49779, and its telephone number is (989) 734-4734. Unless the context clearly indicates otherwise, financial information and other references to us include Huron National Bank.

Products and Services

        Commercial Loans. Commercial loans (other than commercial mortgage loans) are made to manufacturers, retailers, and farmers for the purchase of equipment and other assets, for working capital and for renovations. Commercial loans generally have a higher degree of risk than do mortgage loans. While mortgage loans are secured by real estate property the value of which tends to be readily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the success of the business itself.

        Although we take a progressive and competitive approach to lending, we stress high quality in our loans. Because of our local nature, management believes that quality control should be achievable while still providing prompt and personal service. In addition, a loan committee of the Board of Directors reviews larger loans for prior approval when the loan request exceeds the established limits for the senior officers.

        Residential Real Estate Loans. We offer residential mortgage loans with fixed rates of interest and loans with provision for periodic adjustments to the interest rate with five-year balloon provisions. Our policy is to invest in residential mortgage loans in an original principal amount not to exceed 80% of the market value of the mortgaged real estate (referred to as the “loan-to-value ratio”).

        In the appraisal process, we assess both the borrower’s ability to repay the loan and the adequacy of the proposed security. In connection therewith, we obtain an appraisal of the secured property and information concerning the income, financial condition, employment and credit history of the applicant. We require title insurance insuring the priority of our lien and fire and extended coverage casualty insurance in order to protect our collateral.

        Commercial Real Estate Loans. We make mortgage loans on commercial real estate properties such as office buildings, vacant land and industrial buildings, most of which are located in Presque Isle County.

        In our underwriting of commercial property real estate loans, we may lend up to 80% of the securing property’s appraised value, although our loan-to-value ratio on income producing property real estate loans is generally 75% or less.

        Commercial real estate lending is generally considered to involve a higher risk than single family residential lending due to the financial sensitivity of real estate projects and developers to general economic conditions. In originating such real estate loans, we endeavor to reduce the risk by considering the credit-worthiness of the borrower, the location of the real estate, and the quality of the management, construction and administration of the property.

        Installment Loans. We make various types of installment loans, including automobile loans, marine loans, recreational vehicle loans, home equity loans, loans to depositors secured by their deposit accounts, and secured and unsecured personal loans. The maturity of installment loans varies depending on the type of loan. Home equity, marine and recreational vehicle maturities can be up to 15 years. Most other types of installment loans have maturities of less than eight years. The interest rate on the majority of installment loans is fixed.

        Loan Policy. As a routine part of our business, we make loans to individuals and businesses located within our market area. We have adopted a Loan Policy that contains general lending guidelines and is subject to review and revision by the Board of Directors from time to time. We seek to make sound loans, while recognizing that lending money involves a degree of business risk.

        Regulatory and supervisory loan-to-value limits are established by Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Our internal limitations follow those limits and in certain cases are more restrictive than those required by the regulators.

        Deposit Services. We offer a broad range of deposit services, including interest bearing and non-interest bearing checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. We solicit these accounts from individuals, businesses, associations, financial institutions and government authorities.

        Other Services. We may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by our customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits.

Competition

        Our primary market area consists of Presque Isle County, Michigan where our sole office is located. We encounter strong competition both in the attraction of deposits and the making of real estate and other loans. Huron National Bank is the only remaining community bank located in Rogers City. We compete with a total of three other banks that operate branches in Presque Isle County, two credit unions and various money market funds for deposits in our service area. Our principal method used to attract deposit accounts include the variety of services offered, the interest rate offered and the convenience of our location. Our competition for real estate and other loans comes from these same financial institutions. Most of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans principally through our ability to communicate effectively with our customers and understand and meet their needs. Management believes that our personal service philosophy enhances our ability to compete favorably in attracting individuals and small businesses. We actively solicit retail customers and will compete for deposits by offering customers personal attention, professional service, ATM capability, and competitive interest rates.

        Further discussion of the Registrant’s business is presented in the Business section on page 8 in the 2002 Annual Report to Shareholders incorporated herein by reference.

Environmental Matters

        We do not believe that existing environmental regulations will have any material effect upon our capital expenditures, earnings, and competitive position.

Employees

        As of December 31, 2002, we had 15 full-time and 3 part-time employees. We have assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of our employees are represented by collective bargaining agents.

Selected Statistical Data

Selected Statistical Data for Huron National Bancorp, Inc. is presented for 2002, 2001 and 2000 in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements.

Loan Portfolio

The following table sets forth the remaining maturity of commercial loans at December 31, 2002 according to scheduled repayments of principal.

                                 1 Year or Less          1 - 3 Years         Total
    Commercial loans (1)          $3,611,581              $250,000        $3,861,581
(1)

These loans are disclosed at their contractual maturity; however, a significant number of loans are rolled over at maturity. These rollovers occur because contractual maturity is short-term and provides management the ability to frequently review the customers’ credit worthiness.

Summary of Loan Loss Experience

The following table sets forth balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                        2002              2001
Balance of allowance for loan losses at the beginning of the year:    $145,173         $ 164,618
         Charge-offs:      Commercial loans                              8,500            20,700
                           Real estate loans                            10,570
                           Installment loans                            11,710             2,699
                                                                      --------           -------
                               Total charge-offs                        30,780            23,399

         Recoveries:       Commercial loans                                                  103
                           Real estate loans                               902
                           Installment loans                             3,225             3,851
                                                                      --------           -------
                               Total recoveries                          4,127             3,954
                                                                      --------           -------
         Net loans charged-off     26,653                               19,445
         Additions to allowance charged to operating expense             4,500                 0
                                                                     ---------         ---------
Balance of allowance for loan losses at the end of the year:         $ 123,020         $ 145,173
                                                                     =========         =========

Average gross loans outstanding                                   $ 29,013,000       $29,373,000
Percent of net charge-offs during the period to average
     gross loans outstanding                                             0.09%             0.07%

The following table presents an allocation of the allowance for loan losses to the various loan categories for each year ended December 31:

                                        2002                               2001
                             Allowance      % of Loans to       Allowance       % of Loans to
                              Amount          Total Loans        Amount          Total Loans
                              ------          -----------        ------          -----------
         Commercial        $    19,274          13.11%           $ 16,757            14.24%
         Real estate            57,889          56.77%             67,612            54.86%
         Installment            32,491          30.12%             32,521            30.90%
         Unallocated            13,366             -               28,282              -
                           -----------         -------          ---------           -------
              Total      $     123,020         100.00%          $ 145,173           100.00%
                           ===========         =======          =========           =======

Deposits

The following table summarizes carrying balances of time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2002:

               (In thousands)
         Three months or less                                  $     2,221
         Over three months through twelve months                       667
         Over one year                                               2,763
                                                               -----------
              Total                                            $     5,651
                                                               ===========

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting Huron National Bancorp, Inc. and Huron National Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on Huron National Bancorp, Inc., Huron National Bank, and the business of Huron National Bancorp, Inc. and Huron National Bank.

General

        Huron National Bancorp, Inc. is subject to supervision by the Board of Governors of the Federal Reserve System. The Board of Governors must grant prior approval for the acquisition by a banking holding company of more than 5% of the voting stock or substantially all the assets of any bank or bank holding company or non-bank company.

        In approving proposed acquisitions, the Board of Governors considers a number of factors including expected benefits to the public such as greater convenience, increased competition or gains in efficiency, weighed against the risk of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Board of Governors is empowered to give these factors different weight in the case of activities commenced de novo than it does in considering the acquisition of a going concern.

        The Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency. The regulations of this agency affect most aspects of our business and prescribed permissible types of loans and investments, requirements for branch offices, the permissible scope of our activities and impose various other requirements.

        A bank holding company, and any of its subsidiary banks, are also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or supplying of property or services. For example, the Bank generally may not extend credit on the condition that the customer obtain some additional service from the Bank or holding company or refrain from obtaining such service from a competitor.

        The Bank is subject to certain restrictions imposed by the Federal Reserve Act on “covered transactions” with the holding company or a subsidiary. The “covered transactions” that an insured bank and its subsidiaries are permitted to engage in with their nonbank affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of “covered transactions” of the insured bank and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of all “covered transactions” of the insured bank and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured bank. “Covered transactions” are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guaranty, acceptance, or letter of credit for the benefit of an affiliate. “Covered transactions” must also be collateralized.

        The Federal Reserve Act further requires that (i) “covered transactions” with affiliates; (ii) asset sales to affiliates; (iii) contractual arrangements with affiliates; (iv) transactions in which an affiliate acts as an agent or broker; and (v) any transaction in which an affiliate has a financial interest or is a participant, must be made (x) on terms and under circumstances, including credit standards, that are substantially the same as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies; or (y) in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or the Bank or a principal shareholder of the Registrant may obtain credit from banks with which the Bank maintains a correspondent relationship.

        On July 10, 1995, the FDIC, the Office of Thrift Supervision, the Federal Reserve and the Office of the Comptroller of the Currency (OCC) published final guidelines implementing the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines, which took effect on August 9, 1995, establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action. The federal banking agencies have also published for comment proposed asset quality and earnings standards which, if adopted, would be added to the safety and soundness guidelines. This proposal, like the final guidelines, would make each depository institution responsible for establishing its own procedures to meet such goals.

        Gramm-Leach-Bliley Act. The enactment of the Gramm-Leach-Bliley Act of 1999 represented a pivotal point in the history of the financial services industry. The act modified many of the principal federal laws which regulate financial institutions and swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.

        Effective March 11, 2000, new opportunities became available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. Specifically, the Gramm-Leach-Bliley Act provides two vehicles through which a banking organization can engage in a variety of activities which, prior to the act, they were not allowed. First, a bank holding company meeting certain requirements may elect to become a financial holding company. Financial holding companies are generally authorized to engage in all “financial activities” and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a financial holding company, a bank holding company and all of its depositary financial institutions must: (1) be “well capitalized”; (2) be “well managed”; and (3) have a rating of “satisfactory” or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depositary financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a financial holding company or else the financial holding company will be subject to various restrictions. The Federal Reserve Board is the umbrella regulator of financial holding companies, but functional regulation of a financial holding company’s separately regulated subsidiaries are conducted by their primary functional regulator.

        The Gramm-Leach-Bliley Act also provides that a national bank (and a state bank, so long as otherwise allowable under its state’s law), which satisfies certain requirements, may own a new type of subsidiary called a financial subsidiary. The act authorizes financial subsidiaries to engage in many (but not all) of the activities that financial holding companies are authorized to engage in. In order to be eligible to own a financial subsidiary, a bank must satisfy the three requirements noted above, plus several additional requirements.

        The Gramm-Leach-Bliley Act also imposes several rules that are designed to protect the privacy of the customers of financial institutions. For example, the act requires financial institutions to annually adopt and disseminate a privacy policy and prohibits financial institutions from disclosing certain customer information to “non-affiliated third parties” for certain uses. All financial institutions, regardless of whether they elect to utilize financial holding companies or financial subsidiaries, are subject to the act’s privacy provisions. We are also subject to certain state laws that deal with the use and distribution of non-public personal information. In addition to its privacy provisions, the Gramm-Leach-Bliley Act also contains various other provisions that apply to banking organizations, regardless of whether they elect to utilize financial holding companies or financial subsidiaries.

Huron National Bancorp, Inc.

    General.        Huron National Bancorp, Inc. is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, we are subject to periodic examination by the Federal Reserve Board, and are required to file with the Federal Reserve Board periodic reports of operations and such additional information as the Federal Reserve Board may require.

        Our common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to reporting, accounting, corporate governance and business practices of companies like us, as well as financial and other professionals who have involvement with the U.S. public securities markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

        Investments and Activities. In general, any direct or indirect acquisition by us of any voting shares of any bank which would result in our direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation between us and another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

        The merger or consolidation of an existing bank subsidiary of ours with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the OCC, may be required.

        With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

        In evaluating a proposal to engage (either de novo or through the acquisition of a going concern) in a non-banking activity, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the bank holding company, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the bank holding company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

      Capital Requirements.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Federal regulations define these capital categories as follows:

                                       Total            Tier 1
                                     Risk-Based        Risk-Based
                                   Capital Ratio     Capital Ratio     Leverage Ratio
                                   -------------     -------------     --------------
Well capitalized                   10% or above      6% or above       5% or above
Adequately capitalized              8% or above      4% or above       4% or above
Undercapitalized                   Less than 8%      Less than 4%      Less than 4%
Significantly undercapitalized     Less than 6%      Less than 3%      Less than 3%
Critically undercapitalized             --                --           A ratio of tangible
                                                                       equity to total assets
                                                                       of 2% or less

        Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

        In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

    Dividends.        The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. As a Michigan corporation, we are also subject to certain restrictions on the payment of dividends imposed by the Michigan Business Corporation Act.

Huron National Bank

        Deposit Insurance. As an FDIC-insured institution, Huron National Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        The Federal Deposit Insurance Act (“FDIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1998, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category.

        The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

        Comptroller of the Currency Assessments. National banks are required to pay supervisory fees to the OCC to fund its operations. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to the Comptroller for each semi-annual assessment period.

        Insider Transactions. Our bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to us or our subsidiaries, on investments in our stock or securities of our subsidiaries and the acceptance of our stock or securities of our subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by our bank to its directors and officers, to our directors and officers and our subsidiaries, to our principal shareholders, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or one of our subsidiaries or a principal shareholder of the Company may obtain credit from banks with which our bank maintains a correspondent relationship.

        Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan , or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

        Consumer Protection Laws. Our business includes making a variety of types of loans to individuals. In making these loans, we are subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our bank is subject to extensive regulation under federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officer.

ITEM 2: Description of Property.

        Our bank owns the land and building on which its office is located, 200 East Erie Street, Rogers City, Michigan. There are no liens or mortgages on the above property. The building has a night deposit box, safe deposit boxes and a complete security system, and has an ATM machine. We believe that this space will be adequate for its present needs and believe our facilities are well-maintained and adequately insured.

ITEM 3: Legal Proceedings.

        As the date hereof, there were no pending material legal proceedings affecting us or our bank.

ITEM 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2002 to a vote of our stockholders.

PART II

        The Registrant’s Annual Report to Shareholders for the year ended December 31, 2002 is filed as Exhibit 13 to this Form 10-KSB. The following items, which are contained in the Annual Report to Shareholders on the pages noted, are specifically incorporated by reference into this Form 10-KSB Report. With the exception of such information specifically incorporated by reference, the Annual Report to Shareholders is not deemed filed as part of this Form 10-KSB Report.

ITEM 5: Market for Common Equity and Related Stockholder Matters.

        Information for this item appears on page 2 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information for this item appears on pages 3 through 8 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7: Financial Statements and Supplementary Data

        The following consolidated financial statements appear on page 9 to 21 in the Annual Report to Shareholders for the year ended December 31, 2002 and are incorporated herein by reference:

Report of Independent Auditors Consolidated Balance Sheets Consolidated Statements of Income Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows Notes to the Consolidated Financial Statements ITEM 8: Changes in and Disagreements With Accountants and Financial Disclosure.

        There have been no disagreements with our independent public accountants.

PART III

ITEM 9: Directors and Executive Officers of the Registrant

        Information for this item appears under the headings “Election of Directors”; “List of Directors and Nominees for Election as Directors”; “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s 2002 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to “Additional Item” under Part 1 of this Form 10-KSB Report on page 8.

ITEM 10: Executive Compensation.

        Information for this item appears under the heading of “Summary Compensation Table” in the Registrant’s 2002 Proxy Statement as filed with the Commission, incorporated herein by reference.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management.

        Information for this item appears under the headings of “Principal Holders of Securities”; and “Voting Securities and Beneficial Ownership of Directors and Officers” in the Registrant’s 2002 Proxy Statement as filed with the Commission, incorporated herein by reference. We do not maintain any plans under which our equity securities may be issued to employees or other persons.

ITEM 12: Certain Relationships and Related Transactions.

        Information for this item appears under the heading of “Other Transactions” in the Registrant’s 2002 Proxy Statement as filed with the Commission, incorporated herein by reference. In addition, reference is made to Note 4 of the Company’s Financial Statements filed under Item 7 of this Report.

ITEM 13: Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

      3. Exhibits

        Reference is made to the Exhibit Index on page 16 of this report.

(b)     Reports on Form 8-K

        During the last quarter of the period covered by this report, we filed no Current Reports on Form 8-K.

ITEM 14: Controls and Procedures

        With the participation of management, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 14, 2003 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and the Bank would be made known to them by others within the Bank in connection with the filing of our Annual Report on Form 10-KSB for the annual period ended December 31, 2002.

        There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the Evaluation Date through the date of filing of this Form 10-KSB for the annual period ended December 31, 2002, nor were there any significant deficiencies or material weaknesses in our internal that would require corrective action.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 18, 2003.

HURON NATIONAL BANCORP, INC. /s/ Dale L. Bauer Dale L. Bauer President and Chief Executive Officer /s/ Paulette D. Kierzek Paulette D. Kierzek Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature
/s/ Dale L. Bauer Dale L. Bauer, President and CEO, Director	March 18, 2003

/s/ Marvin Beatty Marvin Beatty, Chairman of the Board, Director	March 18, 2003

/s/ Leon Delekta Leon Delekta, Vice-Chairman of the Board, Director	March 18, 2003

/s/ Michael L. Cahoon Michael L. Cahoon, Director	March 18, 2003

________________________ Donald Hampton, Director	March 18, 2003

/s/ John Tierney John Tierney, Director	March 18, 2003

/s/ Lynwood Lamb Lynwood Lamb, Director	March 18, 2003

____________________ Louis Dehring, Director	March 18, 2003

/s/ Paulette D. Kierzek Principal Accounting Officer, Secretary	March 18, 2003

CERTIFICATIONS

I, Dale L. Bauer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Huron National Bancorp, Inc;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 18, 2003	/s/ Dale L. Bauer Dale L. Bauer President and Chief Executive Officer

I, Paulette D. Kierzek, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Huron National Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 18, 2003	/s/ Paulette D. Kierzek Paulette D. Kierzek Principal Financial Officer

EXHIBIT INDEX

Exhibit Number and Description

3.1	Articles of Incorporation of the Registrant as currently in effect and any amendments thereto (incorporated herein by reference to exhibit 3(A) of the Registrant’s Form S-4 Registration Statement dated March 13, 1990, No. 33-33874).

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto (incorporated herein by reference to exhibit 3(B) of the Registrant’s Form S-4 Registration Statement dated March 13, 1990, No. 33-33874).

13	Annual Report for the year ended December 31, 2002.

The consolidated financial statements and notes related thereto appear on pages 11-23, and the other information on pages 1 through 8 in the Annual Report to Shareholders are incorporated by reference in this Form 10-KSB Report. With the exception of these statements and information, the Annual Report to Shareholders for the year ended December 31, 2002, is not deemed filed as part of this Form 10-KSB.

21	List of Subsidiary on page 22.

99.1	CEO Certification under Section 906 of the Sarbanes-Oxley Act.

99.2	CFO Certification under Section 906 of the Sarbance-Oxley Act.

Exhibit 13

         HURON NATIONAL BANCORP, INC.CONSOLIDATED
FINANCIAL STATEMENTS

      AND

         MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL
CONDITION AND REULTS OF OPERATION

   December 31, 2002

                          HURON NATIONAL BANCORP, INC.
                                TABLE OF CONTENTS

           MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         3
           REPORT OF INDEPENDENT AUDITORS                                           9
           CONSOLIDATED FINANCIAL STATEMENTS
              CONSOLIDATED BALANCE SHEETS                                          10
              CONSOLIDATED STATEMENTS OF INCOME                                    11
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY           12
              CONSOLIDATED STATEMENTS OF CASH FLOWS                                13
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           14

                                                     HURON NATIONAL BANCORP, INC.
                                                        SELECTED FINANCIAL DATA
----------------------------------------------------------------------------------------------------------------------------------------

                                                                              For the Year Ended December 31,
SUMMARY OF OPERATIONS                                    2002             2001              2000             1999             1998

     Total interest income                             $ 2,895,674      $ 3,026,760       $ 2,797,319      $ 2,595,526      $ 2,445,180
     Total interest expense                              1,408,467        1,518,779         1,247,316        1,189,450        1,151,318
                                                    ---------------  ---------------   ---------------  ---------------  ---------------
     Net interest income                                 1,487,207        1,507,981         1,550,003        1,406,076        1,293,862
     Provision for loan losses                               4,500                0             4,000           12,000           21,000
                                                    ---------------  ---------------   ---------------  ---------------  ---------------
     Net interest income after provision
       for loan losses                                   1,482,707        1,507,981         1,546,003        1,394,076        1,272,862
     Noninterest income                                    116,472          120,194           123,330          119,945          132,034
     Noninterest expense                                 1,013,534        1,009,824           974,811          905,009          865,599
                                                    ---------------  ---------------   ---------------  ---------------  ---------------

     Income before income tax                              585,645          618,351           694,522          609,012          539,297
     Provision for income tax                              156,475          189,508           224,449          189,493          159,097
                                                    ---------------  ---------------   ---------------  ---------------  ---------------

          NET INCOME                                     $ 429,170        $ 428,843         $ 470,073        $ 419,519        $ 380,200
                                                    ===============  ===============   ===============  ===============  ===============

AVERAGE SHARES OUTSTANDING                                  62,500           62,500            62,500           62,500           62,500

PER SHARE DATA

     Basic and diluted earnings                             $ 6.87           $ 6.86            $ 7.52           $ 6.71           $ 6.08
     Cash dividends                                           2.15             2.25              2.25             2.00             1.80
     Book value, end of year                                 69.06            62.29             56.95            51.00            47.25

TOTAL AVERAGE EQUITY (000's)                               $ 4,162          $ 3,835           $ 3,417          $ 3,148          $ 2,864

TOTAL AVERAGE ASSETS (000's)                              $ 45,343         $ 42,087          $ 36,922         $ 35,418         $ 33,061

RATIOS

     Return on average total assets                          0.95%            1.02%             1.27%            1.18%            1.15%
     Average shareholders' equity to average
       total assets*                                         9.18%            9.11%             9.25%            8.89%            8.66%
     Return on average shareholders' equity*                10.31%           11.18%            13.76%           13.32%           13.28%
     Dividend payout ratio (dividends divided
       by net income)                                       31.31%           32.79%            29.92%           29.80%           29.59%

PERIOD END TOTALS (000's)

     Total assets                                         $ 44,983         $ 44,229          $ 39,225         $ 36,879         $ 34,729
     Total loans                                            29,458           29,213            28,979           26,704           23,558
     Total deposits                                         40,363           40,105            35,375           33,447           31,455
     Shareholders' equity                                    4,316            3,893             3,559            3,188            2,953

* Average shareholders' equity includes net average unrealized gain/loss on securities available for sale.

TWO YEAR SUMMARY OF COMMON STOCK DATA BY QUARTER

There is no established trading market in the Company’s common stock. Such sales generally occur in Presque Isle County, Michigan. The following table summarizes sales the Company has knowledge of occurring during the last two years. Where known, the average sales price is given. Because the shares are sold infrequently and not on any exchange, the numbers shown cannot necessarily be considered to be an accurate reflection of true market value.

                                     2002                                         2001
                            Number of      Average Price       Number of      Average Price
                              Shares         Per Share           Shares        Per Share
         First Quarter         0                                    5          $40.00
                                                                    5          $42.00
                                                                   20          $45.00

         Second Quarter        1              $50.00              250          $40.00
                              35              $52.00               25       Price Unknown

         Third Quarter         5              $52.00              257          $50.00

         Fourth Quarter        0                                   10          $50.00

As of December 31, 2002, the Company’s shareholder list reflected approximately 600 shareholders of record and there were 62,500 shares of common stock issued and outstanding.

Dividends declared per share were $2.15 and $2.25 during 2002 and 2001.

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

SUMMARY

Net income of $429,170 was reported in 2002 compared to net income of $428,843 in 2001 and $470,073 in 2000. Basic and diluted earnings per share were $6.87 in 2002 compared to $6.86 in 2001 and $7.52 in 2000. For 2002, return on average assets and average equity equaled 0.95% and 10.31%. This compares to 1.02% and 11.18% in 2001 and 1.27% and 13.76% in 2000.

As of year end, total assets were $44,983,251, an increase of $754,506 or 1.71% over December 31, 2001. Total loans increased $245,248 at December 31, 2002 when compared to December 31, 2001, while securities increased $2,718,683 and cash and cash equivalents decreased by $2,266,954 for the same period. In total, the Bank’s deposits increased from $40,104,623 in 2001 to $40,363,003 in 2002, with a decrease in time deposits of $1,476,523 and increases in non interest-bearing accounts of $390,077; interest-bearing transaction accounts of $660,337 and savings of $684,489.

Shareholders’ equity as a percent of assets increased to 9.60% at December 31, 2002 compared to 8.80% for December 31, 2001. This is the result of the Company’s earnings keeping pace with asset growth.

RESULTS OF OPERATIONS

Analysis of Net Interest Income

The difference between interest generated by the Company’s earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Company’s earnings. In 2002, net interest income, on a fully tax equivalent basis decreased by $5,000 compared to 2001. A lower yield on interest earning assets was the primary reason for a decrease in net interest income.

The following table summarizes the increases and decreases in net interest income.

    Net Interest Income
       (Dollars in thousands; fully taxable equivalent basis)    2002          2001          2000

         Interest income                                       $ 2,939       $ 3,054       $ 2,815
         Interest expense                                        1,409         1,519         1,247
                                                              ---------     ---------      --------

         Net interest income                                   $ 1,530       $ 1,535        $ 1,568
                                                              =========     =========      ========

         Increase/(decrease) in net interest income               $ (5)        $ (33)        $ 133
         Percent increase/(decrease) of net interest income      (0.33)%       (2.11)%       9.50%

The two variables that have the most significant effect on the change in the net interest income are volume and rate. Below is a chart which illustrates the impact of changes in these two important variables for 2002 and 2001.

            Change in Net                                     2002 Over 2001                       2001 Over 2000
            Interest Income (1)                               Change Due to:                       Change Due to:
            (In thousands; fully taxable equivalent baVolume       Rate        Total       Volume       Rate        Total

            Interest income
                 Loans                                   $ (18)     $ (151)      $ (169)      $ 126         $ 24       $ 150
                 Taxable securities                        158         (53)         105          20          (28)         (8)
                 Tax-exempt securities                      63         (17)          46          34           (5)         29
                 Federal funds sold and other              (30)        (67)         (97)         99          (31)         68
                                                    ----------- ----------- ------------ ----------- ------------ -----------
                      Total interest income                173        (288)        (115)        279          (40)        239
                                                    ----------- ----------- ------------ ----------- ------------ -----------

            Interest expense
                 Interest bearing DDA                        8         (28)         (20)         (6)         (20)        (26)
                 Savings                                     8         (42)         (34)        (10)         (21)        (31)
                 Time deposits                              99        (155)         (56)        316           13         329
                                                    ----------- ----------- ------------ ----------- ------------ -----------
                      Total interest expense               115        (225)        (110)        300          (28)        272
                                                    ----------- ----------- ------------ ----------- ------------ -----------

            Net interest income                           $ 58       $ (63)        $ (5)      $ (21)       $ (12)      $ (33)
                                                    =========== =========== ============ =========== ============ ===========

    (1)        For purposes of these tables, changes in interest due to volume and rate were determined as follows:

        Volume variance-change in volume multiplied by the previous year’s rate.

        Rate variance-change in rate multiplied by the previous year’s volume.

Rate/volume variance-change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Analysis of the Company’s net yield on earning assets is also used to evaluate changes in net interest income. The net yield on earning assets employs an effective cost of funds by recognizing interest-free liabilities and shareholders’ equity which fund earning assets, and is computed by dividing net interest income by earning assets.

The table below summarizes the Company’s average balances, interest income/expense, interest rates, net yield on earning assets, and interest rate spread.

     Interest Rate Spread and Net
        Yield on Earning Assets                      2002                        2001             2000
        (Dollars in Thousands)           Average                     Average                     Average
     Assets                              Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest  Rate
                                        ---------- --------------------------- --------------------------- -----------------
          Loans                          $ 29,011   $ 2,436   8.40%  $ 29,213   $ 2,605   8.92%  $ 27,795   $ 2,456   8.83%
          Taxable securities                7,832       338   4.32%     4,347       233   5.41%     3,995       241   6.04%
          Tax-exempt securities (fully
             taxable equivalent basis)      2,294       127   5.54%     1,196        81   6.79%       696        52   7.50%
          FRB stock                            38         2   6.00%        38         2   6.00%        38         2   6.00%
          Federalgfundsnsold andeother      2,590        36   1.38%     3,591       133   3.69%     1,117        64   5.73%
                                        ---------- ---------        ---------- ---------        ---------- ---------
             Total interest earning        41,765     2,939   7.04%    38,385     3,054   7.96%    33,641     2,815   8.37%
                                        ---------- ---------        ---------- ---------        ---------- ---------

          Cash and due from banks           2,740                       2,883                       2,717
          Other assets, net                   838                         857                         602
                                        ----------                  ----------                  ----------
               Total Assets              $ 45,343                    $ 42,087                    $ 36,960
                                        ==========                  ==========                  ==========

     Liabilities
          Interest bearing DDA's          $ 4,348        36   0.82%   $ 3,763        57   1.50%   $ 4,059        83   2.04%
          Savings                           7,433        94   1.26%     6,946       127   1.83%     7,453       158   2.13%
          Time deposits                    24,412     1,279   5.24%    22,656     1,335   5.89%    17,293     1,006   5.82%
                                        ---------- ---------        ---------- ---------        ---------- ---------
             Total interest bearing        36,193     1,409   3.89%    33,365     1,519   4.55%    28,805     1,247   4.33%
                                        ---------- ---------        ---------- ---------        ---------- ---------

          DDA's                             4,709                       4,582                       4,449
          Other liabilities                   279                         305                         289
          Shareholders' equity              4,162                       3,835                       3,417
                                        ----------                  ----------                  ----------
             Total liabilities and equity $45,343                    $ 42,087                    $ 36,960
                                        ==========                  ==========                  ==========

               Net interest income (fully           $ 1,530                     $ 1,535                     $ 1,568
                                                   =========                   =========                   =========
                  taxable equivalent basis)

               Net interest spread                            3.15%                       3.41%                       4.04%
                                                            ========                    ========                    ========

               Net yield on interest earning assets           3.66%                       4.00%                       4.66%
                                                            ========                    ========                    ========

               Interest earning assets/
                  interest bearing liabilities               1.15x                       1.15x                       1.17x

Non-Interest Income

The Company recorded noninterest income of $116,472, a decrease of $3,722 or 3.10% from $120,194 in 2001. This decrease was attributable to ATM usage and safe deposit rental fees.

Non-Interest Expense

During 2002, noninterest expense increased by $3,710 or 0.37% from $1,009,824 in 2001 to $1,013,534 in 2002. The increases included $24,464 in salaries & benefits which included contributions to the SEP Plan and the normal increase in salaries. This amount was offset by decreases in director fees of $4,000, office supplies of $8,000, postage of $3,000 and other miscellaneous expenses of approximately $10,000.

Provision for Income Taxes

The provision for income taxes was $156,475 in 2002 compared to $189,508 in 2001, a decrease of $33,033 or 17.43%. This was primarily due to lower pre-tax income and an increase in tax-free interest.

FINANCIAL CONDITION

Liquidity and Interest Rate Sensitivity

The Bank’s principal asset/liability management objectives include the maintenance of adequate liquidity and appropriate interest rate sensitivity while maximizing net interest income.

Liquidity is generally defined as the ability to meet cash flow requirements. For a bank, meeting cash flow requirements means having funds available to satisfy customer credit needs as well as having funds available to meet depositor withdrawal requests. For the parent company, liquidity means having funds available to pay cash dividends and other operating expenses.

The Bank’s primary sources of short-term liquidity are its securities available for sale and ability to raise money through federal funds purchased. Its longer term sources of liquidity are maturities of securities, loan repayments, normal deposit growth and negotiable certificates of deposit. The primary source of funds for the parent company is the upstream of dividends from the Bank.

Management believes the Bank has adequate sources of liquidity to meet its anticipated requirements.

As previously noted, interest income and interest expense are also dependent on changing interest rates. The relative impact of changing interest rates on net interest income depends on the rate sensitivity to such changes. Rate sensitivity generally depends on maturity structures, call provisions, repayment penalties etc. of the respective financial instruments. The Bank’s exposure or sensitivity to changing interest rates is measured by the ratio of rate-sensitive assets to rate-sensitive liabilities. Management believes that the Bank’s rate sensitive position is adequate in a normal interest rate movement environment.

GAP Analysis

The following table as of December 31, 2002 reflects how management has matched assets to liabilities that mature or have the ability to reprice in the following time frame (in thousands).

Assets                         0-90 Days       91-365 Days      1 - 3 Years      3 - 5 Years       5 Years +        Total
Federal funds                      $ 500              $ -              $ -              $ -              $ -         $ 500
Investments                        1,368            2,046            4,648            2,021            1,008        11,091
Loans                              1,708            3,008            4,815            4,910           15,017        29,458
                          ---------------  ---------------  --------------- ---------------- ---------------- -------------
   Total                           3,576            5,054            9,463            6,931           16,025        41,049
                          ---------------  ---------------  --------------- ---------------- ---------------- -------------

Liabilities
Interest-bearing
   transaction accounts            4,987                                                                             4,987
Savings                            7,480                                                                             7,480
Certificates of deposit            8,593            5,886            5,923            2,519                         22,921
                          ---------------  ---------------  --------------- ---------------- ---------------- -------------
   Total                          21,060            5,886            5,923            2,519                         35,388

Asset/(Liabilities) GAP        $ (17,484)          $ (832)         $ 3,540          $ 4,412         $ 16,025       $ 5,661
                          ===============  ===============  =============== ================ ================ =============

Cumulative GAP                 $ (17,484)       $ (18,316)       $ (14,776)       $ (10,364)         $ 5,661
                          ===============  ===============  =============== ================ ================

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

The Bank’s cumulative 1 year GAP position decreased from ($19,215,000) at December 31, 2001 to ($18,316,369) at December 31, 2002 as a result of longer term maturities on certificates of deposits. Management believes that the GAP overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing transaction and savings accounts may not reprice on an “instant basis”. Management believes liabilities do not need to be repriced as soon as rates begin to move which gives them a “lag time” in the market and for the assets to reprice. It is also their belief that they are in a sufficient position to minimize any adverse effect to the Bank’s financial position due to interest rate changes.

Capital

Management attempts to maintain sufficient capital to take advantage of market opportunities, yet provide a fair return to its shareholders.

The National Bank Act places limitations on the ability of the Bank to declare and pay dividends. As a general matter, the Bank may not pay dividends greater than the total of the Bank’s net profits for that year combined with its retained net profits of the two preceding years. Further, the Comptroller of the Currency may prohibit the payment of cash dividends where it deems the payment to be an unsafe and unsound banking practice. Under the most restrictive of the dividend restrictions, in 2003 the Bank could pay additional dividends of approximately $593,000 plus 2003 net income to the Holding Company.

Management believes that a strong capital position is paramount to its continued profitability and continued depositor and investor confidence. It also provides Huron National Bank flexibility to take advantage of growth opportunities and to accommodate larger Bank loan customers. Regulators have established “risk-based” capital guidelines for banks and bank holding companies. Because of the Company’s and Bank’s size, regulatory capital requirements apply only to the Bank.

Under the guidelines, minimum capital levels are established for risk based and total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance-sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders’ equity, while Tier 2 Capital adds the allowance for loan losses. Tier 1 Capital cannot exceed Tier 2 Capital. Banks are required to have ratios of Tier 1 Capital to riskweighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At December 31, 2002, Huron National Bank had capital ratios well above the minimum regulatory guidelines as noted within footnote 14 of the Consolidated Financial Statements.

Loans and Loan Review Process

Maintaining high asset quality is a key determinant of the Bank’s success. Therefore, Management continually monitors impaired, non-performing and delinquent loans and reports them monthly to the Board of Directors.

Non-accrual and loans past due 90 days or more approximated $214,000 or 0.73% of total loans at December 31, 2002 compared to approximately $184,000 or 0.63% a year earlier.

The provision for loan losses was $4,500 in 2002, $0 in 2001 and $4,000 in 2000. For the same years, charge-offs, net of recoveries, were $26,652, $19,445 and $21,333.

The allowance for loan losses is at $123,020 or 0.42% of total loans at December 31, 2002 compared to $145,173 or 0.50% of total loans at year-end 2001. The allowance is consistent with Management’s recognition of problem loans along with Management’s strategy to emphasize the quality of the loan portfolio. The allowance is considered adequate by Management. (See also Note 1 to the Consolidated Financial Statements)

Effects of Inflation

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

BUSINESS

Huron National Bancorp, Inc., along with its wholly-owned subsidiary, Huron National Bank, provides its customers with a full line of commercial banking services with its only office located in Rogers City, Michigan. The Bank’s customer base consists of individuals, agricultural, resorts and related businesses and small to medium-sized manufacturing companies. The Bank’s service area consists primarily of Presque Isle County in the northeastern portion of Michigan’s lower peninsula. The Bank actively solicits retail customers and will compete for deposits by offering customers personal attention, professional service, ATM capability and competitive interest rates.

Huron National Bank is the only remaining community bank located in Rogers City. The Bank competes for loans and deposits with two credit unions and three other banks that operate branches in Presque Isle County, and money market funds also compete for deposits in the Bank’s service area. The principal methods used by the Bank to attract deposit accounts include the variety of services offered, the interest rates offered and the convenience of office location.The Bank competes for loans principally through our ability to communicate effectively with our customers and understand and meet their needs. In addition, all loan decisions are made locally allowing faster closing time.

The Bank regularly makes commitments for secured term loans and commitments for lines of credit. These lines of credit are reviewed on an annual basis by the Bank’s Board of Directors. However, these commitments are firm only to the extent that the respective borrower maintains a satisfactory credit history and does not represent any unusual credit risk. The Bank had $1,969,900 and $2,420,015 as of December 31, 2002 and 2001 in outstanding lines of credit and commitments to make loans of which $753,000 and $845,000 were still available to the respective borrower. Furthermore, the Bank had issued letters of credit totaling $183,000 and $167,000 as of December 31, 2002 and 2001.

A portion of the Bank’s deposits are obtained from and loans made to agriculture and resorts and related businesses. There are no other material concentrations of credit to, nor have other material portions of the deposits been received from, a single person, persons, industry or group.

The economy of the market area served by the Bank is significantly influenced by the seasonal effects of the tourist and agricultural industries. The business of the Bank has been only mildly affected by the seasonal aspects of these components of the local economy.

As of December 31, 2002, the Bank did not have any foreign sources or applications of funds.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have any material effect upon the Bank’s capital expenditures, earnings, or competitive position.

As of December 31, 2002, we had 15 full-time and 3 part-time employees. We have assembled a staff of experienced, dedicated professionals whose goal is to provide outstanding service. None of our employees are represented by collective bargaining agents.

The Bank does not offer commercial, consumer, international, trust, or municipal trading services.

HURON NATIONAL BANCORP, INC.
           CONSOLIDATED BALANCE SHEETS
     December 31, 2002 and 2001
ASSETS                                                2002                         2001
    Cash and due from banks                        $3,144,081                   $2,611,035
    Federal funds sold                                500,000                    3,300,000
           Total cash and cash equivalents          3,644,081                    5,911,035
    Securities available for sale                  10,808,282                    8,010,363
    Securities held to maturity
        (Fair value of $300,331 in 2002
          and $372,645 in 2001)                       282,772                      362,008

    Loans                                          29,458,067                   29,212,819
        Allowance for loan losses                    (123,020)                    (145,173)
           Net loans                               29,335,047                   29,067,646

    Bank premises and equipment - net                 424,028                      423,972
    Accrued interest receivable                       360,772                      371,803
    Other assets                                      128,269                       81,918

              Total Assets                       $ 44,983,251                 $ 44,228,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Non interest-bearing transaction
             accounts                              $4,974,244                   $4,584,167
        Interest-bearing transaction accounts       4,987,263                    4,326,926
        Savings                                     7,480,060                    6,795,571
        Time                                       22,921,436                   24,397,959
              Total deposits                       40,363,003                   40,104,623
    Accrued interest payable                           68,825                       82,920
    Other liabilities                                 235,135                      147,832
              Total liabilities                    40,666,963                   40,335,375

Shareholders' Equity
    Common stock, $10 par value:  100,000 shares
      authorized and 62,500 outstanding               625,000                      625,000
    Additional paid in capital                        625,000                      625,000
    Retained earnings                               2,898,277                    2,603,482
    Accumulated other comprehensive income, net
      of tax of $86,549 in 2002 and $20,551
          in 2001                                     168,011                       39,888
              Total shareholders' equity            4,316,288                    3,893,370

                 Total liabilities and
                 shareholders' equity            $ 44,983,251                 $ 44,228,745

                HURON NATIONAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             For the years ended December 31, 2002, 2001 and 2000
                                       2002                     2001                  2000
Interest Income
    Loans, including fees           $ 2,435,572              $ 2,605,209           $ 2,455,383
    Federal funds sold                   35,848                  132,419                63,969
    Securities:
      Taxable                           338,190                  233,314               241,284
      Tax exempt                         83,814                   53,568                34,433
      Other                               2,250                    2,250                 2,250
        Total interest income         2,895,674                3,026,760             2,797,319

Interest Expense
    Deposits                          1,408,467                1,518,779             1,247,316

Net Interest Income                   1,487,207                1,507,981             1,550,003

Provision for Loan Losses                 4,500                                          4,000

Net Interest Income After
   Provision for Loan Losses          1,482,707                1,507,981             1,546,003

Non-Interest Income
    Service charges                      75,679                   77,017                74,510
    Other                                40,793                   43,177                48,820
        Total non-interest income       116,472                  120,194               123,330

Non-Interest Expense
    Salaries and benefits               557,204                  532,740               522,775
    Premises and equipment              142,711                  155,763               146,048
    Legal and accounting fees            84,266                   71,175                59,414
    Other operating expense             229,353                  250,146               246,574
        Total non-interest expense    1,013,534                1,009,824               974,811

Income Before Income Tax                585,645                  618,351               694,522

Provision for Income Tax                156,475                  189,508               224,449

Net Income                            $ 429,170                $ 428,843             $ 470,073

Basic and Diluted Earnings Per Share     $ 6.87                   $ 6.86                $ 7.52

HURON NATIONAL BANCORP, INC.

                                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           For the years ended December 31, 2002, 2001 and 2000

                                                                                               Accumulated Other
                                                                                                 Comprehensive
                                                                 Additional                      Income (Loss),      Total
                                                     Common       Paid In         Retained           Net         Shareholders'
                                                     Stock        Capital         Earnings         Of Tax            Equity
BALANCE AT JANUARY 1, 2000                           $ 625,000     $ 625,000      $ 1,985,816       $ (48,022)      $ 3,187,794
    Comprehensive income:
    Net income for the year                                                           470,073                           470,073
    Net change in unrealized gain on securities
      available for sale, net of tax of ($21,669)                                                      42,063            42,063
                                                                                                                 ---------------
        Total comprehensive income                                                                                      512,136
    Cash dividends ($2.25 per share)                                                 (140,625)                         (140,625)
                                                  ------------- -------------  ---------------  --------------   ---------------

BALANCE AT DECEMBER 31, 2001                           625,000       625,000        2,315,264          (5,959)        3,559,305
    Comprehensive income:
    Net income for the year                                                           428,843                           428,843
    Net change in unrealized gain on
      securities available for sale, net of
      tax of ($23,618)                                                                                 45,847            45,847
                                                                                                                 ---------------
            Total comprehensive income                                                                                  474,690
    Cash dividends ($2.25 per share)                                                 (140,625)                         (140,625)
                                                  ------------- -------------  ---------------  --------------   ---------------

BALANCE AT DECEMBER 31, 2002                           625,000       625,000        2,603,482          39,888         3,893,370
    Comprehensive income:
    Net income for the year                                                           429,170                           429,170
    Net change in unrealized gain on
       securities available for sale, net of tax
        of ($65,998)                                                                                  128,123           128,123
                                                                                                                 ---------------
          Total comprehensive income                                                                                    557,293
    Cash dividends ($2.15 per share)                                                 (134,375)                         (134,375)
                                                  ------------- -------------  ---------------  --------------   ---------------

BALANCE AT DECEMBER 31, 2002                         $ 625,000     $ 625,000      $ 2,898,277       $ 168,011       $ 4,316,288
                                                  ============= =============  ===============  ==============   ===============

HURON NATIONAL BANCORP, INC.

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the years ended December 31, 2002, 2001 and 2000

CASH FLOWS FROM OPERATING ACTIVITIES                                               2002               2001               2000
    Net income                                                                     $ 429,170          $ 428,843          $ 470,073
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                 55,008             64,723             61,593
        Net premium amortization and discount accretion on securities                365,603             68,504            323,677
        Provision for loan losses                                                      4,500                                 4,000
        Increase/(decrease) in cash from change in assets
          and liabilities:
            Interest receivable                                                       11,031            (75,734)           (31,058)
            Other assets and other real estate                                       (46,351)            57,273            (25,799)
            Interest payable                                                         (14,095)             6,968              5,916
            Other liabilities                                                         21,305            (90,200)            18,985
                                                                              ---------------    ---------------    ---------------
                Net cash from operating activities                                   826,171            460,377            827,387
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
        Purchases                                                                 (5,393,165)        (6,450,427)
        Maturities                                                                 2,425,000          1,650,000          1,350,000
    Held-to-maturity securities:
        Purchases                                                                                                         (195,246)
        Maturities                                                                    78,000            148,000            168,000
    Net increase in loans                                                           (271,901)          (253,022)        (2,296,758)
    Purchases of property and equipment, net                                         (55,064)           (78,833)           (29,129)
                                                                              ---------------    ---------------    ---------------
                Net cash from investing activities                                (3,217,130)        (4,984,282)        (1,003,133)
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit accounts                                                 258,380          4,729,443          1,927,736
    Dividends paid                                                                  (134,375)          (140,625)          (140,625)
                                                                              ---------------    ---------------    ---------------
                Net cash from financing activities                                   124,005          4,588,818          1,787,111
                                                                              ---------------    ---------------    ---------------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                (2,266,954)            64,913          1,611,365
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF YEAR                                                                5,911,035          5,846,122          4,234,757
                                                                              ---------------    ---------------    ---------------
  END OF YEAR                                                                    $ 3,644,081        $ 5,911,035        $ 5,846,122
                                                                              ===============    ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for:
    Interest                                                                     $ 1,422,562        $ 1,511,811        $ 1,241,400
    Federal income tax                                                               137,194            250,744            187,744

HURON NATIONAL BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

NATURE OF OPERATIONS ~ The consolidated financial statements include the accounts of Huron National Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Huron National Bank (the “Bank”). All material intercompany balances and transactions are eliminated in consolidation.

The Company is engaged in the business of commercial and retail banking, with operations conducted through its office located in Rogers City, Michigan. The surrounding communities are the source of substantially all of the Company’s deposit and loan activities. The majority of the Company’s income is derived from commercial and retail lending activities. Primarily all installment and residential loans are secured by real and personal property. Approximately 90% of commercial loans are secured by real estate.

USE OF ESTIMATES ~ To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments and status of contingencies are particularly subject to change in the near term.

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES ~ Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable incurred credit losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts may continue and future recoveries may occur.

Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 60 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectable. This typically occurs when the loan is 120 days or more past due.

BANK PREMISES AND EQUIPMENT ~ Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Building and related components are depreciated using the straight-line method with useful lives ranging from 5 to 33 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 5 years.

OTHER REAL ESTATE ~ Real estate acquired in settlement of loans is initially reported at the lower of the loan carrying amount and estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in net loss on other real estate.

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

EARNINGS PER SHARE ~ Basic earnings per share is computed using the weighted average number of shares outstanding. The number of shares used in the computation of basic earnings per share was 62,500 for all years presented. The Company did not have any dilutive shares during the years ended December 31, 2002, 2001, or 2000.

SEGMENTS ~ Huron National Bancorp, Inc. and its subsidiary, Huron National Bank, provide a broad range of financial services to individuals and companies in northern Michigan. These services include demand, time and savings deposits; lending; ATM processing; and cash management. While the Company’s chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

COMPREHENSIVE INCOME ~ Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes, which is recognized as a separate component of equity.

RECLASSIFICATIONS ~ Some items in prior financial statements have been reclassified to conform with the current presentation.

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS ~ New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company’s financial condition or results of operations.

NOTE 2 — CASH AND DUE FROM BANKS

As of December 31, 2002, the Bank was required to maintain cash balances with the Federal Reserve Bank in the amount of $75,000. These balances do not earn interest.

NOTE 3 — SECURITIES

The fair value and carrying amount, if different, for securities, the unrealized gains and losses included in accumulated other comprehensive income for securities available for sale and the unrecognized gains and losses for securities held to maturity, at December 31 were as follows:

                                                                            Gross             Gross
                2002                                                     Unrealized        Unrealized
             Securities Available for Sale:            Fair Value           Gains            Losses
                   U.S. Agency                          $ 4,816,367         $ 158,761               $ -
                   Mortgage-backed                           61,566               648
                   Corporate                              1,690,625            32,799
                   State and Municipal                    4,239,724            62,898              (546)
                                                       $ 10,808,282         $ 255,106            $ (546)

                                                                            Gross             Gross
                                                                         Unrealized        Unrealized        Carrying
             Securities Held to Maturity:              Fair Value           Gains            Losses           Amount
                   State and Municipal                    $ 300,331          $ 17,559               $ -        $ 282,772
                                                          $ 300,331          $ 17,559               $ -        $ 282,772

                                                                            Gross             Gross
                2001                                                     Unrealized        Unrealized
             Securities Available for Sale:            Fair Value           Gains            Losses
                  U.S. Agency                           $ 3,737,013          $ 21,583               $ -
                  Mortgage-backed                           269,984             4,735
                  Corporate                               1,404,431            30,837
                  State and Municipal                     2,598,935             3,284

                                                        $ 8,010,363          $ 60,439               $ -

                                                                            Gross             Gross
                                                                         Unrealized        Unrealized        Carrying
             Securities Held To Maturity:              Fair Value           Gains            Losses           Amount
                   State and Municipal                    $ 372,645          $ 10,637               $ -        $ 362,008
                                                          $ 372,645          $ 10,637               $ -        $ 362,008

There were no sales of securities during 2002, 2001 or 2000.

The estimated fair value and carrying amount, if different, of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Available for Sale           Held to Maturity
                                                                                           Carrying
                                                     Fair Value          Fair Value         Amount
        Due in one year or less                    $ 3,280,450           $ 73,458         $ 72,190
        Due after one year through five years        6,523,488            155,406          145,582
        Due after five years through ten years         942,788             71,467           65,000
             Subtotal                               10,746,726            300,331          282,772
        Mortgage-backed                                 61,566
                  Totals                          $ 10,808,292          $ 300,331        $ 282,772

NOTE 4 — LOANS

Loans consist of the following at December 31:

                                                       2002              2001
          Commercial                               $ 3,861,581       $ 4,165,433
          Real estate                               16,723,701        16,022,222
          Installment                                8,872,785         9,025,164
                                              ----------------  ----------------
                    Total loans                    $29,458,067       $29,212,819
                                              ================  ================

Certain directors and executive officers of the Company, including associates of such persons, were also loan customers. The following is a summary of the balance and activity of loans to such parties.

                                                                          2002
                Balance - January 1                                    $ 336,432
                     New loans                                           147,746
                     Repayments                                         (129,533)
                                                                ----------------
                Balance - December 31                                  $ 354,645
                                                                ================
NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                                     2002              2001              2000
Balance at beginning of year                      $ 145,173         $ 164,618         $ 181,951
     Additions (Deductions)
     Provision for loan losses                        4,500                               4,000
     Recoveries credited to allowance                 4,127             3,954            16,937
     Loans charged-off                              (30,780)          (23,399)          (38,270)
                                           ----------------  ----------------  ----------------
Balance at end of year                            $ 123,020         $ 145,173         $ 164,618
                                           ================  ================  ================

During the years 2002, 2001 and 2000 the balance of impaired loans was considered to be immaterial.

Nonperforming loans were as follows:

                                                              2002              2001
    Loans past due over 90 days still on accrual            $ 81,130           $ 1,314
    Nonaccrual loans                                         123,880           182,334

NOTE 6 — BANK PREMISES AND EQUIPMENT — NET

Bank premises and equipment consist of the following at December 31:

                                                                     Accumulated        Carrying
          2002                                        Cost         Depreciation          Amount
     Land                                          $ 60,000               $ -          $ 60,000
     Bank building and improvements                 474,371          (255,042)          219,329
                                                                 ----------------
     Furniture and equipment                        599,575          (454,876)          144,699
                                               ----------------  ----------------  ----------------
          Total                                 $ 1,133,946        $ (709,918)        $ 424,028
                                               ================  ================  ================

         2001
     Land                                          $ 60,000               $ -          $ 60,000
     Bank building and improvements                 487,002          (254,658)          232,344
                                                                 ----------------
     Furniture and equipment                        531,880          (400,252)          131,628
                                               ----------------  ----------------  ----------------
          Total                                  $ 1,078,882        $ (654,910)        $ 423,972
                                               ================  ================  ================

Provisions for depreciation of approximately $55,000, $65,000, and $62,000, were included in non-interest expense in 2002, 2001 and 2000.

NOTE 7 — DEPOSITS

The Bank had approximately $5,651,000 and $3,478,000 in time deposits issued in denominations of $100,000 or more as of December 31, 2002 and 2001. Interest expense on time deposits issued in denominations of $100,000 or more was approximately $176,000, $147,000 and $148,000 in 2002, 2001 and 2000.

At year-end 2002, stated maturities of time deposits were:

                                                     2003                $ 14,479,328
                                                     2004                   3,043,298
                                                     2005                   2,879,571
                                                     2006                   1,937,873
                                                     2007                     581,366
                                                                    ------------------
                                                                         $ 22,921,436
                                                                    ==================

Related party deposits totaled approximately $965,000 and $698,000 at year-end 2002 and 2001.

NOTE 8 — INCOME TAX

The provision for federal income tax for the years ended December 31 consists of the following:

                                           2002                2001              2000
  Current expense                       $ 128,771          $ 174,964       $ 219,636
  Deferred expense (benefit)               27,704             14,544           4,813
                                   ------------------   ----------------   -------------
       Provision for income tax         $ 156,475          $ 189,508        $224,449
                                   ==================   ================   =============

Included in other liabilities are deferred tax balances arising from the following items:

                                                                          December 31,
   Deferred tax assets:                                              2002              2001
     Allowance for loan losses                                        $ 19,929        $ 27,461
     Other                                                                 889           2,458
                                                                ----------------   -------------
                                                                        20,818          29,919

   Deferred tax liabilities:
     Effects of preparing tax return on a cash basis                $ (105,082)      $ (85,067)
     Property and equipment                                            (88,519)        (87,366)
     Unrealized gain on securities available for sale                  (86,549)        (20,551)
     Other                                                                (216)         (2,781)
                                                                ----------------   -------------
                                                                      (280,366)       (195,765)
                                                                ----------------   -------------

            Net deferred tax liability                              $ (259,548)      $(165,846)
                                                                ================   =============

NOTE 8 — INCOME TAX (continued)

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                        2002            2001             2000
  Statutory rate applied to income before taxes     $ 199,119       $ 210,239        $ 236,137

     Add (deduct)
     Tax-exempt interest income                       (25,515)        (19,635)         (15,879)
     Other                                            (17,129)         (1,096)           4,191
                                                  --------------  --------------   --------------

            Provision for income tax                 $156,475       $ 189,508        $ 224,449
                                                  ==============  ==============   ==============

NOTE 9 — OTHER OPERATING EXPENSE

Other operating expenses for the years ended December 31 consist of the following:

                                                       2002            2001             2000
      Office supplies                               $ 17,534        $ 25,793         $ 22,015
      Directors fees                                  42,500          46,400           43,200
      General insurance                               29,666          27,464           23,805
      ATM fees                                        23,348          23,643           24,257
      Other expense                                  116,305         126,846          133,297
                                                 --------------  --------------   --------------
                Total other operating expenses      $229,353       $ 250,146        $ 246,574
                                                 ==============  ==============   ==============

NOTE 10 — COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include letters of credit and unused lines of credit. The Bank’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is presented by the contractual amount of those instruments. The Bank follows the same credit policy to make such financial instruments as is followed for those loans recorded in the financial statements.

As of December 31, the Bank had outstanding letters of credit, commitments to make loans and unused lines of credit as follows:

                                                        2002            2001
       Outstanding letters of credit                   $ 183,000       $ 167,000
       Commitments to make loans
          and unused lines of credit                     753,000         845,000

All commitments above are at fixed rates and carry rates of interest from 7.5% to 11% and generally expire within one year.

Since certain commitments to make loans and fund lines of credit expire without being used, the amounts do not necessarily represent future cash commitments.

From time to time claims are made against the Company in the normal course of business. There were no material outstanding claims at December 31, 2002.

The Company’s loan and deposit relationships are not concentrated in any particular industry, nor is there significant dependence on any one employer. Noninterest-bearing deposits and federal funds sold held by Bank One amounted to approximately $2,014,000 and $1,709,000 at December 31, 2002 and 2001.

NOTE 11 — DIVIDENDS

Guidelines with respect to maintenance of capital adopted by federal banking law limits the amount of cash dividends the Bank can pay to the Holding Company to the extent of net retained profits (as defined by the regulatory agencies) for the current and two preceding years, and is further limited by the requirement that the Bank maintain positive retained earnings. Under the most restrictive of the above regulations, in 2003 the Bank is limited to paying additional dividends of approximately $593,000 plus 2003 net income.

NOTE 12 — PENSION PLAN

The Bank has a Simplified Employee Pension (SEP) Plan that is a defined contribution plan. Employees become eligible to participate in the SEP Plan after two years of service in the immediately preceding five plan years and after attaining the age of 21. In each plan year the Bank may contribute to the SEP Plan the lesser of $30,000 or a percentage of each participant’s compensation as reported on Form W-2. The contribution is determined annually by the Bank’s Board of Directors. Also, participants may make contributions to the SEP Plan subject to certain requirements and limitations. In all cases, Bank and participant contributions may not exceed limitations established by the Internal Revenue Service. Expense recognized by the Bank in relation to the SEP Plan for the year ended December 31, 2002, 2001 and 2000 was approximately $13,000, $8,000 and $8,000.

NOTE 13 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and fair values of the Company’s financial instruments (in thousands) are as follows as of year-end.

                                       2002                      2001
                                      Carrying      Fair        Carrying        Fair
                                       Amount       Value        Amount        Value
   Financial assets
     Cash and cash equivalents        $ 3,644     $ 3,644       $ 5,911        $ 5,911
     Securities                        11,091      11,109         8,372          8,383
     Loans, net                        29,335      29,705        29,068         28,959
     Federal Reserve stock                 38          38            38             38
     Accrued interest receivable          361         361           372            372

   Financial liabilities
     Deposits                       $ (40,363)  $ (41,574)    $ (40,105)     $ (41,287)
     Accrued interest payable             (69)        (69)          (83)           (83)

NOTE 14 — REGULATORY MATTERS

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

Since the Company is a one-bank holding company with consolidated assets of less than $150 million, regulatory minimum capital tests apply primarily to the Bank.

At year end, the Bank’s actual capital levels (in millions) and minimum required levels were:

                                                                                      Minimum Required To
                                                               Minimum Required       Be Well Capitalized
                                                                 For Capital        Under Prompt Corrective
                                                  Actual       Adequacy Purposes       Action Regulations
        2002                                  Amount   Ratio    Amount  Ratio         Amount             Ratio
        Total capital (to risk weighted assets$     4.314.4%    $  2.4   8.0%      $              3.0    10.0%
        Tier 1 capital (to risk weighted assets)     4.14.0%        1.2  4.0%                      1.8    6.0%
        Tier 1 capital (to average assets)           4.9.2%         1.8  4.0%                      2.3    5.0%

        2001
        Total capital (to risk weighted assets$     4.013.9%    $  2.3   8.0%      $              2.9    10.0%
        Tier 1 capital (to risk weighted assets)     3.13.4%        1.1  4.0%                      1.7    6.0%
        Tier 1 capital (to average assets)           3.8.8%         1.7  4.0%                      2.2    5.0%

The Bank at year end 2002 and 2001 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

NOTE 15 - HURON NATIONAL BANCORP, INC. (Parent Company Only)

CONDENSED FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company:

        CONDENSED BALANCE SHEETS
                                                                          December 31,
        ASSETS                                                       2002          2001
             Cash and cash equivalents                              $ 1,736       $ 4,035
             Investment in Huron National Bank                    4,314,552     3,889,335
                  Total assets                                   $4,316,288    $3,893,370

        LIABILITIES                                                     $ -           $ -

        SHAREHOLDERS' EQUITY                                    $ 4,316,288   $ 3,893,370
                  Total liabilities and shareholders' equity     $4,316,288    $3,893,370

NOTE 15 — HURON NATIONAL BANCORP, INC. (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION (continued)

                                               CONDENSED STATEMENTS OF INCOME
                                                                                   Years Ended December 31,
                                                                              2002           2001            2000
         Operating Income
              Dividends from Huron National Bank                             $ 144,375      $ 155,625       $ 150,625

         Operating Expenses
              Other expenses                                                    12,299         12,338          11,240
                                                                          -------------  -------------   -------------

         Income before equity in undistributed
            net income of subsidiary                                           132,076        143,287         139,385

         Equity in undistributed net income of subsidiary                      297,094        285,556         330,688
                                                                          -------------  -------------   -------------

         Net Income                                                          $ 429,170      $ 428,843       $ 470,073
                                                                          =============  =============   =============

                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                                                   Years Ended December 31,
                                                                              2002           2001            2000
         Cash Flows from Operating Activities
              Net income                                                     $ 429,170      $ 428,843       $ 470,073
              Adjustments to reconcile net income to
                 cash from operating activities:
              Equity in undistributed net income
                 of subsidiary                                                (297,094)      (285,556)       (330,688)
                                                                          -------------  -------------   -------------

         Net cash from operating activities                                    132,076        143,287         139,385
                                                                          -------------  -------------   -------------

         Cash Flows from Financing Activities
              Dividends paid                                                  (134,375)      (140,625)       (140,625)
                                                                          -------------  -------------   -------------
              Net Cash from Financing Activities                              (134,375)      (140,625)       (140,625)
                                                                          -------------  -------------   -------------

         Net Change in Cash and Cash Equivalents                                (2,299)         2,662          (1,240)
         Cash and Cash Equivalents at:
              Beginning of the period                                            4,035          1,373           2,613
                                                                          -------------  -------------   -------------

              End of the period                                                $ 1,736        $ 4,035         $ 1,373
                                                                          =============  =============   =============

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Interest     Net Interest     Net            Earnings
                2002                             Income         Income       Income         Per Share
                     First quarter               $ 715,425      $ 346,431     $ 90,537      $ 1.45            1.45
                     Second quarter                724,510        359,646      107,062           1.71
                     Third quarter                 733,554        378,418      113,594           1.82
                     Fourth quarter                722,185        402,712      117,977           1.89

                2001
                     First quarter               $ 760,846      $ 395,053    $ 114,009      $ 1.82            1.82
                     Second quarter                762,475        381,246      107,984           1.73
                     Third quarter                 762,965        374,758      104,782           1.68
                     Fourth quarter                740,474        356,924       87,048           1.39

Exhibit 21
SUBSIDIARY OF REGISTRANT

      Huron National Bank — 100% owned
      National Banking Association headquartered in Michigan

EXHIBIT 99-1

          I, Dale L. Bauer, Chief Executive Officer of Huron National Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)

the Annual Report on Form 10-KSB for the annual period ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Annual Report on Form 10-KSB for the annual period ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

March 18, 2003	/s/ Dale L. Bauer Dale L. Bauer President and Chief Executive Officer

EXHIBIT 99-2

          I, Paulette D. Kierzek, Principal Financial Officer of Huron National Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)

the Annual Report on Form 10-KSB for the annual period ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Annual Report on Form 10-KSB for the annual period ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

March 18, 2003	/s/ Paulette D. Kierzek Paulette D. Kierzek Principal Financial Officer