Form 10KSB/A
period 2002-12-31
HURON NATIONAL BANCORP INC
filed 2003-04-08
CIK 861617

FORM 10-KSB/A
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

Signature
/s/ Dale L. Bauer Dale L. Bauer, President and CEO, Director	March 18, 2003

/s/ Marvin Beatty Marvin Beatty, Chairman of the Board, Director	March 18, 2003

/s/ Leon Delekta Leon Delekta, Vice-Chairman of the Board, Director	March 18, 2003

/s/ Michael L. Cahoon Michael L. Cahoon, Director	March 18, 2003

/s/ Donald Hampton Donald Hampton, Director	March 18, 2003

/s/ John Tierney John Tierney, Director	March 18, 2003

/s/ Lynwood Lamb Lynwood Lamb, Director	March 18, 2003

/s/ Louis Dehring Louis Dehring, Director	March 18, 2003

/s/ Paulette D. Kierzek Principal Accounting Officer, Secretary	March 18, 2003

CERTIFICATIONS

I, Dale L. Bauer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Huron National Bancorp, Inc;

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

CROWE CHIZEK

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of DirectorsHuron
National Bancorp, Inc.Rogers
City, Michigan

We have audited the accompanying consolidated balance sheets of Huron National Bancorp, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huron National Bancorp, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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