Form 10QSB
period 2003-03-31
HURON NATIONAL BANCORP INC
filed 2003-05-13
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission File Number 0-19181

HURON NATIONAL BANCORP, INC.
(Exact name of small business issuer in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2855012 (IRS employer Identification No.)

200 East Erie Street, Rogers City, Michigan 49779
(Address of principal executive offices) (Zip Code)

(989) 734-4734
(Telephone Number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods if the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

$10.00 par value of common stock (Class)	62,500 shares as of April 25, 2003 (Outstanding)

HURON NATIONAL BANCORP, INC.

CONTENTS

PART I	FINANCIAL INFORMATION (CONDENSED)
ITEM 1	Consolidated Balance Sheet (Unaudited) March 31, 2003.....................................................................................................	2
	Consolidated Statements of Income and Comprehensive Income (Unaudited) Three months ended March 31, 2003 and 2002....................................................	3
	Consolidated Statements of Cash Flows (Unaudited) Three months ended March 31, 2003 and 2002...................................................	4
	Notes to the Consolidated Financial Statements (Unaudited)..................................	5
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations....................................................................................	6
ITEM 3	Controls and Procedures...........................................................................................	8
PART II	OTHER INFORMATION
Item 1 - Legal Proceedings........................................................................................

Item 2 - Changes in Securities...................................................................................

Item 3 - Defaults upon Senior Securities..................................................................

Item 4 - Submission of Matters to a Vote of Security Holders................................

Item 5 - Other Information........................................................................................

Item 6 - Exhibits and Reports on Form 8-K ............................................................

Signatures..................................................................................................................

	Certifications.............................................................................................................	9 9 9 9 9 9 10 11

HURON NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                     March 31,
                                                                                       2003
ASSETS                                                                                 ----
  Cash and due from banks                                                        $     2,904,064
  Federal funds sold                                                                           0
                                                                                 ---------------
         Cash and cash equivalents                                                     2,904,064

  Securities available for sale                                                        9,334,369
  Securities held to maturity                                                            282,521
                                                                                 ---------------
         Total securities                                                              9,616,890
  Loans
     Commercial                                                                        3,932,083
     Real Estate                                                                      17,586,976
     Installment                                                                       8,684,521
                                                                                 ---------------
         Total loans                                                                  30,203,580
     Allowance for loan losses                                                         (146,200)
                                                                                 ---------------
         Net loans                                                                    30,057,380
  Bank premises and equipment - net                                                      414,927
  Accrued interest receivable                                                            419,450
  Other assets                                                                           150,832
                                                                                 ---------------
         Total assets                                                            $    43,563,543
                                                                                 ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
     Non-interest bearing transaction accounts                                   $     4,235,383
     Interest-bearing transaction accounts                                             5,160,744
     Savings                                                                           7,762,090
     Time                                                                             21,597,295
                                                                                 ---------------
         Total deposits                                                               38,755,512
                                                                                 ---------------
  Accrued interest payable                                                                68,305
  Other liabilities                                                                      293,755
                                                                                 ---------------
         Total liabilities                                                            39,117,572
Shareholders' equity
  Common stock, $10 par value:  100,000 shares authorized and
    62,500 outstanding                                                                   625,000
  Additional paid in capital                                                             625,000
  Retained earnings                                                                    3,022,481
  Accumulated other comprehensive income, net                                            173,490
                                                                                 ---------------
         Total shareholders' equity                                                    4,445,971
                                                                                 ---------------
           Total liabilities and shareholders' equity                            $    43,563,543
                                                                                 ===============

See notes to the interim consolidated financial statements	2

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                                       Three Months Ended
                                                                                   March 31,        March 31,
                                                                                      2003             2002
Interest Income                                                                       ----             ----
    Loans, including fees                                                          $ 600,708         $ 605,703
    Federal funds sold                                                                 2,510            15,134
    Securities:
      Taxable                                                                         78,058            73,943
      Tax exempt                                                                      24,106            20,082
      Other                                                                              563               563
                                                                                   ---------        ----------
        Total interest income                                                        705,945           715,425

Interest Expense
    Deposits                                                                         276,673           368,994
                                                                                   ---------        ----------
Net Interest Income                                                                  429,272           346,431

Provision for Loan Losses                                                             15,000                 0
                                                                                   ---------        ----------

Net Interest Income After
   Provision for Loan Losses                                                         414,272           346,431

Non-Interest Income
    Service charges                                                                   19,817            15,217
    Other                                                                              9,811             8,569
                                                                                   ---------        ----------
        Total non-interest income                                                     29,628            23,786
                                                                                   ---------        ----------

Non-Interest Expense
    Salaries and benefits                                                            136,454           132,769
    Premises and equipment                                                            40,902            37,000
    Legal and accounting fees                                                         24,040            17,608
    Other operating expense                                                           66,799            57,741
                                                                                   ---------        ----------
        Total non-interest expense                                                   268,195           245,118
                                                                                   ---------        ----------

Income Before Income Tax                                                             175,705           125,099

Provision for Income Tax                                                              51,500            34,562
                                                                                   ---------        ----------

Net Income                                                                         $ 124,205        $   90,537
                                                                                   =========        ==========

Comprehensive Income                                                               $ 129,685        $  112,319
                                                                                   =========        ==========

Basic and Diluted Earnings Per Share                                               $    1.99        $     1.45
                                                                                   =========        ==========

See notes to the interim consolidated financial statements	3

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended
                                                                                     March 31,         March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                    2003              2002
    Net income                                                                      $   124,205      $    90,537
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                                    13,752           13,752
        Net premium amortization and discount accretion on securities                    31,126           29,072
        Provision for loan losses                                                        15,000                0
        Net change in:
            Other assets and interest receivable                                       (81,241)         (93,919)
            Other liabilities and interest payable                                       55,271          106,732
                                                                                    -----------      -----------
                Net cash from operating activities                                      158,113          146,174
                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                              0      (1,052,529)
       Maturities                                                                     1,451,345          725,000
    Net change in loans                                                               (737,333)        1,187,603
    Purchase of property and equipment                                                  (4,651)            (944)
                                                                                    -----------      -----------
                Net cash from investing activities                                      709,361          859,130
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposit accounts                                                  (1,607,491)          867,816
                                                                                    -----------      -----------
                Net cash from financing activities                                  (1,607,491)          867,816
                                                                                    -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (740,017)        1,873,120

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                                 3,644,081        5,911,035
                                                                                    -----------      -----------

  END OF PERIOD                                                                     $ 2,904,064      $ 7,784,155
                                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                      $   277,193      $   363,286
      Federal income tax                                                            $         0      $         0

See notes to the interim consolidated financial statements	4

HURON NATIONAL BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiary, Huron National Bank after elimination of significant inter-company transactions and accounts. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 2002.

2.

In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2003, and the results of operations for the three month periods ended March 31, 2003 and 2002.

3.

During the three month period ended March 31, 2003, there were no sales of available-for-sale securities. At March 31, 2003, the total net unrealized gain on available-for-sale securities was $262,867. There were no sales of securities classified as held to maturity. The aggregate estimated fair value of securities held to maturity as of March 31, 2003 was $301,010.

4.

Loans past due ninety days or more, nonaccruals and restructured loans decreased from December 31, 2002, by approximately $40,477 during the three month ended March 31, 2003, to $164,533. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant losses. As of March 31, 2003, the Bank had outstanding commitments to make loans totaling $1,424,910, and outstanding letters of credit of $179,000.

5.	The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.

6.

Basic and diluted earnings per share is computed using the weighted average number of shares outstanding. There were no potentially dilutive shares as of March 31, 2003 and 2002. The number of shares used in the computations of basic and diluted earnings per share was 62,500 for March 31, 2003 and 2002.

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

Summary of Financial Position

        Total assets at March 31, 2003 decreased from December 31, 2002 by 3.16% or $1,419,708. This decrease primarily was the result of a decrease in total deposits, funded by a decline in securities, of $1,607,491 from December 31, 2002. The net loan to deposit ratio increased from 72.68% at December 31, 2002 to 77.56% at March 31, 2003.

        During the first three months of 2003, the Bank has seen a decrease in total deposits of 3.98% or $1,607,491, primarily in time deposit accounts.

Results of Operations

        Net income for the three months ended March 31, 2003 totaled $124,205 compared to $90,537 for the three months ended March 31, 2002, an increase of $33,668. The increase is primarily the result of a decrease in interest expense of $92,321 offset by increased operating and tax expense.

        The Bank is required to disclose comprehensive income which for the Bank is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax. Total comprehensive income was $129,685 and $112,319 for the three months ended March 31, 2003 and 2002.

        The provision for loan losses for the three month periods ended March 31, 2003 and 2002, was $15,000 and $0. It is management’s intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The provision reflects management’s assessment of the overall credit risk in the loan portfolio.

        Non-interest income for the three months ended March 31, 2003 totaled $29,628, compared to $23,786 in 2002. The increase was primarily related to service charge income from increased activity.

        Non-interest expense for the three months ended March 31, 2003 totaled $268,195, compared to $245,118 at March 31, 2002. This increase was primarily due to a $6,432 increase in legal and accounting fees. An increase in other operating expense, salaries and benefits and premises and equipment attributed to the change.

        Federal income tax expense increased $16,938 to $51,500 for the three months ended March 31, 2003, compared to the previous year’s tax expense of $34,562 at March 31, 2002, primarily due an increase in pre-tax net income.

Analysis of Net Interest Income

        The difference between interest generated by the Bank’s earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank’s earnings.

        The Bank has experienced an increase in net interest income of $82,841 for the three months ended March 31, 2003, over the comparable prior year period mainly due to a decrease in the rate on the repricing of interest bearing liabilities and partially offset by an increase in volume on loans. The rate and volume fluctuations have resulted in an increase in gross yield on interest earning assets for the three months ending 2003 and 2002. The net yield on interest earning assets increased from 3.42% for the three months ending March 31, 2002, to 4.19% for the same period in 2003. The interest rate spread between total interest earning assets and total interest bearing liabilities increased from 2.92% at March 31, 2002 to 3.76% for the same period in 2003.

Continued	6

Capital Management

        Regulators have established “risk-based” capital guidelines for banks and bank holding companies. Because of the Corporation’s and Bank’s size, regulatory capital requirements apply only to the Bank.

        Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders’ equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At March 31, 2003, Huron National Bank had capital ratios well above the minimum regulatory guidelines.

        As of March 31, 2003, the Bank’s actual capital levels and minimum required levels are:

                                                                                               Minimum Required To
                                                                       Minimum Required        Be Well Capitalized
                                                                         For Capital         Under Prompt Corrective
                                                  Actual              Adequacy Purposes         Action Regulations
                                                  ------              -----------------         ------------------
(Dollars in thousands)                     Amount        Ratio       Amount        Ratio       Amount        Ratio
                                           ------        -----       ------        -----       ------        -----
Total capital (to risk weighted assets)  $  4,529        15.22%    $  2,381         8.00%    $  2,977        10.00%
Tier 1 capital (to risk weighted assets)    4,383        14.73%       1,191         4.00%       1,786         6.00%
Tier 1 capital (to average assets)          4,383         9.76%       1,796         4.00%       2,245         5.00%

Liquidity and Interest Rate Sensitivity

        The Bank’s principal asset/liability management objectives include the maintenance of adequate liquidity and appropriate interest rate sensitivity while maximizing net interest income.

        The Bank’s primary sources of short-term liquidity are short-term investments and the ability to raise money through federal funds purchased. Longer term sources of liquidity are through longer term investment security maturities and loan repayments, as well as through normal deposit growth and negotiable certificates of deposit. The primary source of funds for the parent company is the upstream of dividends from the Bank.

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

        The Bank’s cumulative one year GAP position has decreased from ($18,316,369) at December 31, 2002, to ($16,306,551) at March 31, 2003, primarily due to a larger increase in investments and loans maturing within one year than the increase in certificates of deposit maturing within one year.

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

Continued	7

HURON NATIONAL BANCORP, INC.
ITEM 3 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) as of a date within 90 days of the filing date of this Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-QSB was being prepared.

Changes in Internal Controls

        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Continued	8

HURON NATIONAL BANCORP, INC.
PART II
OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

        No changes in legal proceedings relevant to the requirements of this section occurred during the three months ended March 31, 2003.

ITEM 2 – CHANGES IN SECURITIES

        No changes in securities relevant to the requirements of this section occurred during the three months ended March 31, 2003.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

        There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2003.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITITY HOLDERS

        No other information to report during the three months ended March 31, 2003.

ITEM 5 – OTHER INFORMATION

        No other information to report during the three months ended March 31, 2003.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits required by Item 601 of Regulation S-K:
	1.	99.1 Certificate of the Chief Executive Officer of Huron National Bancorp, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	2.	99.2 Certificate of the Chief Financial Officer of Huron National Bancorp, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
b.	Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 2003.

9

HURON NATIONAL BANCORP, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURON NATIONAL BANCORP, INC.
By	/s/ Dale L. Bauer Dale L. Bauer President and Chief Executive Officer
Dated:	May 12, 2003
By	/s/ Paulette D. Kierzek Paulette D. Kierzek Chief Financial Officer
Dated:	May 12, 2003

CERTIFICATIONS

I, Dale L. Bauer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Huron National Bancorp, Inc.;

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

Date:   May 12, 2003

/s/ Dale L. Bauer Dale L. Bauer President and Chief Executive Officer

I, Paulette D. Kierzek, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Huron National Bancorp, Inc.;

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

Date:   May 12, 2003

/s/ Paulette D. Kierzek Paulette D. Kierzek Chief Financial Officer

EXHIBIT 99.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
HURON NATIONAL BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Dale L. Bauer, Chief Executive Officer of Huron National Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

HURON NATIONAL BANCORP, INC.
Dated: May 12, 2003	By	/s/ Dale L. Bauer Dale L. Bauer, Chief Executive Officer

EXHIBIT 99.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
HURON NATIONAL BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Paulette D. Kierzek, Chief Financial Officer of Huron National Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

HURON NATIONAL BANCORP, INC.
Dated: May 12, 2003	By	/s/ Paulette D. Kierzek Paulette D. Kierzek, Chief Financial Officer

