Form 10QSB
period 2003-06-30
HURON NATIONAL BANCORP INC
filed 2003-08-14
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

Commission File Number 0-19181

HURON NATIONAL BANCORP, INC.
(Exact name of small business issuer in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2855012 (IRS employer Identification No.)

200 East Erie Street, Rogers City, Michigan 49779
(Address of principal executive offices, including zip code)

(989) 734-4734
(Telephone Number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods if the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

$10.00 par value of common stock (Class)	62,500 shares as of August 1, 2003 (Outstanding)

HURON NATIONAL BANCORP, INC.

CONTENTS

PART I	FINANCIAL INFORMATION (CONDENSED)
ITEM 1	Consolidated Balance Sheet (Unaudited) June 30, 2003........................................................................................................	2
	Consolidated Statements of Income and Comprehensive Income (Unaudited) Three and six months ended June 30, 2003 and 2002...........................................	3
	Consolidated Statements of Cash Flows (Unaudited) Six months ended June 30, 2003 and 2002...........................................................	4
	Notes to the Consolidated Financial Statements (Unaudited)..................................	5
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations....................................................................................	6
ITEM 3	Controls and Procedures...........................................................................................	9
PART II	OTHER INFORMATION
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

HURON NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                June 30,
                                                                 2003
ASSETS                                                           ----
  Cash and due from banks                                   $   2,946,582
  Federal funds sold                                                    0
                                                               ----------
         Cash and cash equivalents                              2,946,582

  Securities available for sale                                 8,244,914
  Securities held to maturity                                     242,367
                                                               ----------
         Total securities                                       8,487,281
  Loans
     Commercial                                                 4,543,553
     Real Estate                                               18,580,334
     Installment                                                9,374,826
                                                               ----------
         Total loans                                           32,498,713
     Allowance for loan losses                                   (141,081)
                                                               ----------
         Net loans                                             32,357,632
  Bank premises and equipment - net                               403,305
  Accrued interest receivable                                     360,745
  Other assets                                                    133,242
                                                               ----------
         Total assets                                       $  44,688,787
                                                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
     Non-interest bearing transaction accounts              $   4,797,068
     Interest-bearing transaction accounts                      5,208,995
     Savings                                                    8,109,848
     Time                                                      21,554,758
                                                               ----------
         Total deposits                                        39,670,669
                                                               ----------
  Accrued interest payable                                         61,023
  Other liabilities                                               348,729
                                                               ----------
         Total liabilities                                     40,080,421
Shareholders' equity
  Common stock, $10 par value:  100,000 shares authorized and
    62,500 outstanding                                            625,000
  Additional paid in capital                                      625,000
  Retained earnings                                             3,171,631
  Accumulated other comprehensive income, net                     186,735
                                                               ----------
         Total shareholders' equity                             4,608,366
                                                               ----------
           Total liabilities and shareholders' equity       $  44,688,787
                                                               ==========

See notes to the interim consolidated financial statements	2

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                            Three Months Ended                     Six Months Ended
                                         June 30,         June 30,           June 30,         June 30,
                                           2003             2002               2003             2002
Interest Income                            ----             ----               ----             ----
    Loans, including fees                 $ 630,543        $ 601,753        $1,231,250        $1,207,456
    Federal funds sold                            0            9,127             2,511            24,262
    Securities:
      Taxable                                71,631           92,997           149,688           166,940
      Tax exempt                             22,006           20,070            46,112            40,152
      Other                                     562              563             1,126             1,125
                                          ---------        ---------         ---------         ---------
        Total interest income               724,742          724,510         1,430,687         1,439,935

Interest Expense
    Deposits                                254,326          364,864           531,000           733,858
                                          ---------        ---------         ---------         ---------
Net Interest Income                         470,416          359,646           899,687           706,077

Provision for Loan Losses                    24,500              500            39,500               500
                                          ---------        ---------         ---------         ---------

Net Interest Income After
   Provision for Loan Losses                445,916          359,146           860,187           705,577

Non-Interest Income
    Service charges                          25,945           19,447            45,762            34,664
    Other                                    11,310           10,086            21,121            18,655
                                          ---------        ---------         ---------         ---------
        Total non-interest income            37,255           29,533            66,883            53,319
                                          ---------        ---------         ---------         ---------

Non-Interest Expense
    Salaries and benefits                   139,430          137,106           275,884           269,875
    Premises and equipment                   36,068           36,196            76,970            73,196
    Legal and accounting fees                28,205           18,189            52,245            35,797
    Other operating expense                  64,519           53,713           131,317           111,453
                                          ---------        ---------         ---------         ---------
        Total non-interest expense          268,222          245,204           536,416           490,321
                                          ---------        ---------         ---------         ---------

Income Before Income Tax                    214,949          143,475           390,654           268,575

Provision for Income Tax                     65,800           36,413           117,300            70,975
                                          ---------        ---------         ---------         ---------

Net Income                                $ 149,149        $ 107,062         $ 273,354         $ 197,600
                                          =========        =========         =========         =========

Comprehensive Income                      $ 162,394         $ 241,499        $ 292,079         $ 353,819
                                          =========        =========         =========         =========

Basic and Diluted Earnings Per Share        $  2.39          $  1.71           $  4.37           $  3.16
                                          =========        =========         =========         =========

See notes to the interim consolidated financial statements	3

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six Months Ended
                                                                           June 30,         June 30,
                                                                             2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES                                         ----             ----
    Net income                                                            $   273,354      $   197,600
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                          27,723           27,504
        Net premium amortization and discount accretion on securities          56,221          194,850
        Provision for loan losses                                              39,500              500
        Net change in:
            Other assets and interest receivable                               (4,947)         (34,517)
            Other liabilities and interest payable                             96,145           39,569
                                                                           ----------       ----------
                Net cash from operating activities                            487,996          425,506
                                                                           ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities:
       Purchases                                                                    0       (3,903,004)
       Maturities                                                           2,535,923          925,000
   Held-to-maturity securities:
       Maturities                                                              40,000           70,000
    Net change in loans                                                    (3,062,085)         381,102
    Purchase of property and equipment                                         (7,000)            (944)
                                                                           ----------       ----------
                Net cash from investing activities                           (493,162)      (2,527,846)
                                                                           ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposit accounts                                           (692,334)       1,955,282
                                                                           ----------       ----------
                Net cash from financing activities                           (692,334)       1,955,282
                                                                           ----------       ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (697,500)        (147,058)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                                                       3,644,081        5,911,035
                                                                           ----------       ----------

  END OF PERIOD                                                           $ 2,946,581      $ 5,763,977
                                                                           ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                            $   538,802      $   737,785
      Federal income tax                                                  $    42,394      $    48,894

See notes to the interim consolidated financial statements	4

HURON NATIONAL BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiary, Huron National Bank after elimination of significant inter-company transactions and accounts. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Annual Report for the year ended December 31, 2002.

2.

In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2003, and the results of operations for the three and six month periods ended June 30, 2003 and 2002.

3.

During the six month period ended June 30, 2003, there were no sales of available-for-sale securities. At June 30, 2003, the total net unrealized gain on available-for-sale securities was $282,935. There were no sales or transfers of securities classified as held to maturity. The estimated fair value of securities held to maturity as of June 30, 2003 was $262,391.

4.

Loans past due ninety days or more, nonaccruals and restructured loans decreased from December 31, 2002, by approximately $54,000 during the six month ended June 30, 2003, to $150,883. These loans have adequate levels of collateral and/or are guaranteed such that the Company does not expect significant loss. As of June 30, 2003, the Company had outstanding commitments to make loans totaling $1,351,734, and outstanding letters of credit of $299,000.

5.	The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.

6.

Basic and diluted earnings per share is computed using the weighted average number of shares outstanding. There were no diluted shares as of June 30, 2003 and 2002. The number of shares used in the computations of basic and diluted earnings per share was 62,500 for 2003 and 2002.

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

Summary of Financial Position

        Total assets at June 30, 2003 decreased from December 31, 2002 by 0.65% or $294,463. This decrease primarily was the result of a decrease in total securities of $2,603,773 from December 31, 2002. The net loan to deposit ratio increased from 72.68% at December 31, 2002 to 81.57% at June 30, 2003.

        During the first six months of 2003, the Bank has seen a decrease in total deposits of 1.72% or $692,334, primarily in time deposit accounts.

Results of Operations

        Net income for the six months ended June 30, 2003 totaled $273,354 compared to $197,600 for the six months ended June 30, 2002, an increase of $75,754. The increase is primarily the result of a decrease in interest expense of $202,858. Net income for the three months totaled $149,149 and $107,062 as of June 30, 2003 and 2002.

        The Company is required to disclose comprehensive income which for the Company is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax. Total comprehensive income was $292,079 and $353,819 for the six months ended June 30, 2003 and 2002.

        The provision for loan losses for the six month periods ended June 30, 2003 and 2002, was $39,500 and $500. It is management’s intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The Comptroller of the Currency is mandating the increase in the allocation during this sluggish economy. Management will continue to monitor the position they are taking on the allowance adequacy.

        Non-interest income for the six months ended June 30, 2003 totaled $66,883, compared to $53,319 in 2002. The increase was primarily related to fee income and service charges due to increased activity. Non-interest income for the three months ended June 30, 2003 totaled $37,255, compared to $29,533 in 2002, primarily due to an increase of $6,500 in service charges.

        Non-interest expense for the six months ended June 30, 2003 totaled $536,416, compared to $490,321 at June 30, 2002. This increase was primarily due to increases in other operating expenses of $19,864 and legal and audit fees of $16,448. For the three months ended June 30, 2003, non-interest expense totaled $268,222, compared to $245,204 as of June 30, 2002. An increase in other operating expense of $10,806 and by an increase of $10,016 in legal and audit fees attributed to the change.

        Federal income tax expense increased $46,325 to $117,300 for the six months ended June 30, 2003, compared to the previous year’s tax expense of $70,975 at June 30, 2002, primarily due to higher gross income.

Analysis of Net Interest Income

        The difference between interest generated by the Company’s earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Company’s earnings.

Continued	6

        The Bank has experienced an increase in net interest income of $193,610 for the six months ended June 30, 2003, over the comparable prior year period. The rate and volume fluctuations have resulted in an increase in gross yield on interest earning assets for the six months ending 2003 and 2002. The net yield on interest earning assets increased from 3.49% for the six months ending June 30, 2002, to 4.42% for the same period in 2003. The interest rate spread between total interest earning assets and total interest bearing liabilities increased from 3.00% at June 30, 2002 to 3.98% for the same period in 2003.

Capital Management

        Regulators have established “risk-based” capital guidelines for banks and bank holding companies. Because of the Corporation’s and Bank’s size, regulatory capital requirements apply only to the Bank.

        Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders’ equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At June 30, 2003, Huron National Bank had capital ratios well above the minimum regulatory guidelines.

        As of June 30, 2003, the Bank’s actual capital levels and minimum required levels are:

					Minimum Required To
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$ 4,558	14.68%	$ 2,485	8.00%	$ 3,106	10.00%
Tier 1 capital (to risk weighted assets)	4,417	14.22%	1,242	4.00%	1,864	6.00%
Tier 1 capital (to average assets)	4,417	10.07%	1,754	4.00%	2,192	5.00%

Liquidity and Interest Rate Sensitivity

        The Company’s principal asset/liability management objectives include the maintenance of adequate liquidity and appropriate interest rate sensitivity while maximizing net interest income.

        The Company’s primary sources of short-term liquidity are short-term investments and the ability to raise money through federal funds purchased. Longer term sources of liquidity are through longer term investment security maturities and loan repayments, as well as through normal deposit growth and negotiable certificates of deposit. The primary source of funds for the parent company is the upstream of dividends from the Bank.

        Management believes that the sources of liquidity are sufficient for the Bank and parent company to continue with their current business plans.

        As previously noted, interest income and interest expense are also dependent on changing interest rates. The relative impact of changing interest rates on the net interest income depends on the rate sensitivity to such changes. Rate sensitivity generally depends on maturity structures, call provisions, repayment penalties, etc., of the respective financial instruments. The Company’s exposure or sensitivity to changing interest rates is measured by the ratio of rate-sensitive assets to rate-sensitive liabilities. The Company feels that its rate sensitive position is adequate in a normal interest rate movement environment.

        The Company’s cumulative one year GAP position has increased from ($18,316,369) at December 31, 2002, to ($14,414,087) at June 30, 2003, primarily due to the interest in shorter investments and loans maturing within one year. Also, an increase in certificates of deposit maturing within one year has increased the cumulative GAP position.

Continued	7

        The Company has recently invested funds in short-term securities to offset the interest rate risk associated with customers investing their funds in short-term certificates of deposit with the Bank. The increase in loans due within one year is primarily the result of fixed rate loans transitioning from the greater than one year category to the less than one year category. Real estate loan trends continue to focus on long-term fixed rate loans that are continuously maturing or being refinanced.

Continued	8

HURON NATIONAL BANCORP, INC.
ITEM 3 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), have concluded that as of June 30, 2003, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

         During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Continued	9

HURON NATIONAL BANCORP, INC.
PART II
OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

        No changes in legal proceedings relevant to the requirements of this section occurred during the six months ended June 30, 2003.

ITEM 2 – CHANGES IN SECURITIES

        No changes in securities relevant to the requirements of this section occurred during the six months ended June, 2003.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

        There have been no defaults upon senior securities relevant to the requirements of this section during the six months ended June 30, 2003.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITITY HOLDERS

        No other information to report during the six months ended June 30, 2003.

ITEM 5 – OTHER INFORMATION

        No other information to report during the six months ended June 30, 2003.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits required by Item 601 of Regulation S-K:
31.1	Certification of the Chief Executive Officer of Huron National Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Huron National Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Huron National Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of the Chief Financial Officer of Huron National Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
b.	Reports on Form 8-K. No reports on Form 8-K were filed for the six months ended June 30, 2003.

10

HURON NATIONAL BANCORP, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURON NATIONAL BANCORP, INC.
By	/s/ Dale L. Bauer Dale L. Bauer President and Chief Executive Officer
Dated: August 14, 2003
By	/s/ Paulette D. Kierzek Paulette D. Kierzek Chief Financial Officer
Dated: August 14, 2003

EXHIBIT 31.1

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER OF
HURON NATIONAL BANCORP, INC.

I, Dale L. Bauer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Huron National Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:   August 14, 2003

/s/ Dale L. Bauer Dale L. Bauer President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF THE
CHIEF FINANCIAL OFFICER OF
HURON NATIONAL BANCORP, INC.

I, Paulette D. Kierzek, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Huron National Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:   August 14, 2003

/s/ Paulette D. Kierzek Paulette D. Kierzek Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
HURON NATIONAL BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Dale L. Bauer, Chief Executive Officer of Huron National Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

HURON NATIONAL BANCORP, INC.
Dated: August 14, 2003	By	/s/ Dale L. Bauer Dale L. Bauer, Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Huron National Bancorp, Inc. and will be retained by Huron National Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
HURON NATIONAL BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Paulette D. Kierzek, Chief Financial Officer of Huron National Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

HURON NATIONAL BANCORP, INC.
Dated: August 14, 2003	By	/s/ Paulette D. Kierzek Paulette D. Kierzek, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Huron National Bancorp, Inc. and will be retained by Huron National Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

