Form 10QSB
period 2003-09-30
HURON NATIONAL BANCORP INC
filed 2003-11-06
CIK 861617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

Commission File Number 0-19181

HURON NATIONAL BANCORP, INC.
(Exact name of small business issuer in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2855012 (IRS employer Identification No.)

200 East Erie Street, Rogers City, Michigan 49779
(Address of principal executive offices, including zip code)

(989) 734-4734
(Telephone Number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods if the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No 

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

$10.00 par value of common stock (Class)	62,500 shares as of November 3, 2003 (Outstanding)

HURON NATIONAL BANCORP, INC.

CONTENTS

PART I	FINANCIAL INFORMATION (CONDENSED)

ITEM 1	Consolidated Balance Sheet (Unaudited) September 30, 2003	2

Consolidated Statements of Income and Comprehensive Income (Unaudited) Three and nine months ended September 30, 2003 and 2002	3

Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2003 and 2002	4

Notes to the Consolidated Financial Statements (Unaudited)	5

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

ITEM 3	Controls and Procedures	9

PART II	OTHER INFORMATION

Item 1 - Legal Proceedings	10

Item 2 - Changes in Securities	10

Item 3 - Defaults upon Senior Securities	10

Item 4 - Submission of Matters to a Vote of Security Holders	10

Item 5 - Other Information	10

Item 6 - Exhibits and Reports on Form 8-K	10

Signatures	11

Certifications	12

HURON NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS	September 30, 2003
Cash and due from banks	$ 3,407,779
Federal funds sold	1,500,000

Cash and cash equivalents	4,907,779
Securities available for sale	7,309,720
Securities held to maturity	235,259

Total securities	7,544,979
Loans
Commercial	4,380,340
Real Estate	19,179,481
Installment	9,252,497

Total loans	32,812,318
Allowance for loan losses	(151,082)

Net loans	32,661,236
Bank premises and equipment - net	398,957
Accrued interest receivable	322,105
Other real estate owned	71,700
Other assets	154,810

Total assets	$ 46,061,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing transaction accounts	$ 5,286,873
Interest-bearing transaction accounts	5,121,153
Savings	8,160,458
Time	22,338,077

Total deposits	40,906,561

Accrued interest payable	72,919
Other liabilities	380,712

Total liabilities	41,360,192
Shareholders' equity
Common stock, $10 par value: 100,000 shares authorized and
62,500 outstanding	625,000
Additional paid in capital	625,000
Retained earnings	3,323,925
Accumulated other comprehensive income, net	127,449

Total shareholders' equity	4,701,374

Total liabilities and shareholders' equity	$ 46,061,566

See notes to the interim consolidated financial statements

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
Interest Income	2003	2002	2003	2002
Loans, including fees	$641,714	$617,526	$1,872,965	$1,824,982
Federal funds sold	1,608	6,745	4,118	31,006
Securities:
Taxable	55,611	87,103	205,301	254,044
Tax exempt	21,423	21,617	67,534	61,769
Other	563	563	1,688	1,688

Total interest income	720,919	733,554	2,151,606	2,173,489
Interest Expense
Deposits
	246,321	355,136	777,321	1,088,994

Net Interest Income	474,598	378,418	1,374,285	1,084,495
Provision for Loan Losses	16,850	1,500	56,350	2,000

Net Interest Income After
Provision for Loan Losses	457,748	376,918	1,317,935	1,082,495
Non-Interest Income
Service charges	26,494	20,300	72,256	54,964
Other	17,123	12,576	38,244	31,231

Total non-interest income	43,617	32,876	110,500	86,195

Non-Interest Expense
Salaries and benefits	142,642	141,640	418,527	411,515
Premises and equipment	39,195	36,300	116,166	109,496
Legal and accounting fees	28,220	22,745	80,467	58,542
Other operating expense	63,511	55,515	194,826	166,969

Total non-interest expense	273,568	256,200	809,986	746,522

Income Before Income Tax	227,797	153,594	618,449	422,168
Provision for Income Tax	75,500	40,000	192,800	110,975

Net Income	$152,297	$113,594	$ 425,649	$ 311,193

Comprehensive Income	$ 93,010	$135,418	$ 385,087	$ 489,236

Basic and Diluted Earnings Per Share	$ 2.44	$ 1.82	$ 6.81	$ 4.98

See notes to the interim consolidated financial statements

HURON NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	Sept 30,	Sept 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2003	2002
Net income	$ 425,649	$ 311,193
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	42,560	41,256
Net premium amortization and discount accretion on securities	76,442	252,042
Provision for loan losses	56,350	2,000
Net change in:
Other assets and interest receivable	(59,574)	(22,427)
Other liabilities and interest payable	170,566	44,880

Net cash from operating activities	711,993	628,944

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Purchases	(329,748)	(3,903,004)
Maturities	3,690,923	1,675,000
Held-to-maturity securities:
Maturities	47,000	78,000
Net change in loans	(3,382,539)	(325,836)
Purchase of property and equipment	(17,489)	(5,170)

Net cash from investing activities	8,147	(2,481,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposit accounts	543,558	469,288

Net cash from financing activities	543,558	469,288

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,263,698	(1,382,778)
CASH AND CASH EQUIVALENTS AT:
BEGINNING OF PERIOD	3,644,081	5,911,035

END OF PERIOD	$ 4,907,779	$ 4,528,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 773,227	$ 1,087,855
Federal income tax	$ 78,894	$ 93,044

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

2.

In the opinion of Management of the Registrant, the accompanying consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2003, and the results of operations for the three and nine month periods ended September 30, 2003 and 2002.

3.

During the nine month period ended September 30, 2003, there were no sales of available-for-sale securities. At September 30, 2003, the total net unrealized gain on available-for-sale securities was $193,103. There were no sales or transfers of securities classified as held to maturity. The estimated fair value of securities held to maturity as of September 30, 2003 was $251,811.

4.

Loans past due ninety days or more, nonaccruals and restructured loans decreased from December 31, 2002, by approximately $184,000 during the nine months ended September 30, 2003, to $21,518. These loans have adequate levels of collateral and/or are guaranteed such that the Bank does not expect significant loss. As of September 30, 2003, the Bank had outstanding commitments to make loans totaling $2,219,884, and outstanding letters of credit of $292,000.

5.	The provision for income taxes represents federal income tax expense calculated using full year rate computation on taxable income generated during the respective periods.

6.

Basic and diluted earnings per share is computed using the weighted average number of shares outstanding. There were no diluted shares as of September 30, 2003 and 2002. The number of shares used in the computations of basic and diluted earnings per share was 62,500 for 2003 and 2002.

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

Summary of Financial Position

        Total assets at September 30, 2003 increased from December 31, 2002 by 2.40% or $1,078,315. This increase primarily was the result of an increase in net loans of $3,326,189 from December 31, 2002. The net loan to deposit ratio increased from 72.68% at December 31, 2002 to 79.85% at September 30, 2003.

        During the first nine months of 2003, the Bank has seen an increase in total deposits of 1.35% or $543,558, primarily in time deposit accounts.

Results of Operations

        Net income for the nine months ended September 30, 2003 totaled $425,649 compared to $311,193 for the nine months ended September 30, 2002, an increase of $114,456. The increase is primarily the result of a decrease in interest expense of $311,673. Net income for the three months ended September 30 totaled $152,297 and $113,594 as of September 30, 2003 and 2002.

        The Company is required to disclose comprehensive income which for the Company is net income plus or minus the change in unrealized gain or loss on available for sale securities, net of tax. Total comprehensive income was $385,087 and $489,236 for the nine months ended September 30, 2003 and 2002.

        The provision for loan losses for the nine month periods ended September 30, 2003 and 2002, was $56,350 and $2,000, respectively. It is management’s intention to provide an adequate allowance for loan losses based on an ongoing evaluation of the loan portfolio. The Comptroller of the Currency feels there is a weakness in our loan portfolio based on documentation and not on performance and therefore is mandating the increase in the allowance during this sluggish economy. Management will continue to monitor the adequacy of the allowance.

        Non-interest income for the nine months ended September 30, 2003 totaled $110,500, compared to $86,195 in 2002. The increase was primarily related to fee income and service charges due to increased activity. Non-interest income for the three months ended September 30, 2003 totaled $43,617, compared to $32,876 in 2002, primarily due to an increase of $6,200 in service charges.

        Non-interest expense for the nine months ended September 30, 2003 totaled $809,986, compared to $746,522 at September 30, 2002. This increase was primarily due to increases in other operating expenses of $27,857 and legal and accounting fees of $21,925. For the three months ended September 30, 2003, non-interest expense totaled $273,568, compared to $256,200 as of September 30, 2002. An increase in other operating expenses of $7,996 and an increase of $5,475 in legal and accounting fees attributed to the change.

        Federal income tax expense increased $81,825 to $192,800 for the nine months ended September 30, 2003, compared to the previous year’s tax expense of $110,975 at September 30, 2002, primarily due to an increase in income before income tax.

Continued

Analysis of Net Interest Income

        The difference between interest generated by the Bank’s earning assets and interest paid on liabilities is referred to as net interest income, the most significant component of the Bank’s earnings.

        The Company has experienced an increase in net interest income of $289,790 for the nine months ended September 30, 2003, over the comparable prior year period. The decrease in interest rates has resulted in a decrease in gross yield on interest bearing liabilities for the nine months ended September 30, 2003 and 2002. This is a result of higher yield certificates of deposit maturing. The net yield on interest earning assets increased from 3.56% for the nine months ended September 30, 2002, to 4.45% for the same period in 2003. The interest rate spread between total interest earning assets and total interest bearing liabilities increased from 3.07% at September 30, 2002 to 4.01% for the same period in 2003.

Capital Management

        Regulators have established “risk-based” capital guidelines for banks and bank holding companies. Because of the Company's and Bank’s size, regulatory capital requirements apply only to the Bank.

        Under the guidelines, minimum capital levels are established for risk based on total assets. For the risk based computation, the ratio is based on the perceived risk in asset categories and certain off-balance sheet items, such as standby letters of credit. The guidelines define Tier 1 capital and Tier 2 capital. Tier 1 capital includes common shareholders’ equity, while Tier 2 capital adds the allowance for loan losses. Tier 1 capital cannot exceed Tier 2 capital. Banks are required to have ratios of Tier 1 capital to risk weighted assets of 4% and total capital (Tier 1 plus Tier 2) of 8%. At December 31,2002 and September 30, 2003, Huron National Bank had capital ratios well above the minimum regulatory guidelines.

        As of September 30, 2003, the Bank’s actual capital levels and minimum required levels are:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capitol (to risk weighted assets)	$ 4,722	15.32%	$ 2,465	8.00%	$ 3,082	10.00%
Tier 1 capital (to risk weighted assets)	4,571	14.83%	1,233	4.00%	1,849	6.00%
Tier 1 capital (to average assets)	4,571	10.09%	1,813	4.00%	2,266	5.00%

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

Continued

        The Bank’s cumulative one year GAP position has increased from ($18,316,369) at December 31, 2002, to ($13,373,117) at September 30, 2003, primarily due to the interest in shorter investments and loans maturing within one year. Also, an increase in certificates of deposit maturing within one year has increased the cumulative GAP position.

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

Continued

HURON NATIONAL BANCORP, INC.
ITEM 3 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) as of a date within 90 days of the filing date of this Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, in connection with the Company's filing of its third quarter report on this Form 10-QSB.

Changes in Internal Controls

        During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Continued

HURON NATIONAL BANCORP, INC.
PART II
OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

        No changes in legal proceedings relevant to the requirements of this section occurred during the nine months ended September 30, 2003.

ITEM 2 – CHANGES IN SECURITIES

        No changes in securities relevant to the requirements of this section occurred during the nine months ended September 30, 2003.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

        There have been no defaults upon senior securities relevant to the requirements of this section during the nine months ended September 30, 2003.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITITY HOLDERS

        No other information to report during the nine months ended September 30, 2003.

ITEM 5 – OTHER INFORMATION

        No other information to report during the nine months ended September 30, 2003.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

    a.        Exhibits required by Item 601 of Regulation S-K:

1.	31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.	31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.	32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4.	32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    b.        Reports on Form 8-K. No reports on Form 8-K were filed for the quarter ended September 30, 2003.

HURON NATIONAL BANCORP, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURON NATIONAL BANCORP, INC.
By /s/ Dale L. Bauer Dale L. Bauer President and Chief Executive Officer Dated: 11/06/03

By /s/ Paulette D. Kierzek Paulette D. Kierzek Chief Financial Officer Dated: 11/06/03

EXHIBIT 31.1

CERTIFICATE OF THE
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 6, 2003

/s/ Dale L. Bauer
Dale L. Bauer
President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATE OF THE
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 6, 2003

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
CHIEF EXECUTIVE OFFICER OF
HURON NATIONAL BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

         I, Dale L. Bauer, Chief Executive Officer of Huron National Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

    (1)        The quarterly report on Form 10-QSB for the quarterly period ended September 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

    (2)        The information contained in this quarterly report on Form 10-QSB for the quarterly period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

Dated: November 6, 2003	HURON NATIONAL BANCORP, INC. By /s/ Dale L. Bauer Dale L. Bauer, Chief Executive Officer

EXHIBIT 32.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
HURON NATIONAL BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

         I, Paulette D. Kierzek, Chief Financial Officer of Huron National Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

    (1)        The quarterly report on Form 10-QSB for the quarterly period ended September 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

    (2)        The information contained in this quarterly report on Form 10-QSB for the quarterly period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Huron National Bancorp, Inc.

Dated: November 6, 2003	HURON NATIONAL BANCORP, INC. By /s/ Paulette D. Kierzek Paulette D. Kierzek, Chief Financial Officer